Form 10-Q
period 2000-06-30
KRAMONT REALTY TRUST
filed 2000-08-14
CIK 1111205

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   ----------
                                    FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2000

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

         For the transition period from _____________ to _______________


                         Commission File Number: 1-15923


                              KRAMONT REALTY TRUST
             (Exact name of Registrant as specified in its charter)


               Maryland                             25-6703702
       (State of Incorporation)        (I.R.S. Employer Identification No.)


   580  West Germantown Pike, Plymouth Meeting, PA             19462
       (Address of principal executive offices)                (Zip Code)


       Registrant's telephone number, including area code: (610) 825-7100


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Number of Common Shares of Beneficial Interest, par value $.01 per share, as of August 1, 2000 : 18,752,912


Kramont Realty Trust became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, on June 16, 2000 by virtue of the merger of the businesses of CV Reit, Inc. (Commission File No. 1-8073) and Kranzco Realty Trust (Commission File No. 1-11478) on June 16, 2000.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                             ASSETS                                                    June 30,           December 31,
                             ------                                                      2000                 1999
                                                                                       --------           ------------
Real estate - income producing, net of accumulated depreciation                       $  690,519           $  173,076
Mortgage notes receivable                                                                 62,648               63,385
Investments in unconsolidated affiliates                                                   3,179                3,390
Cash and cash equivalents (includes $3,064 and $890 restricted)                           18,775                4,385
Other real estate (net of allowance for losses of $2,200 and $2,401)                       5,458                5,503
Receivables and accrued income                                                             6,690                2,164
Prepaid expenses and other                                                                 5,433                5,858
                                                                                      ----------           ----------
              Total assets                                                              $792,702             $257,761
                                                                                      ==========           ==========

            LIABILITIES AND BENEFICIARIES' EQUITY
            -------------------------------------

LIABILITIES:
  Mortgages and notes payable                                                         $  519,557           $  156,329
  Accounts payable and other liabilities                                                  18,373                3,987
  Distributions payable                                                                    8,419                3,037
                                                                                      ----------           ----------
              Total liabilities                                                          546,349              163,353
                                                                                      ----------           ----------

Minority interests in Operating Partnerships                                              16,161               16,846
                                                                                      ----------           ----------

BENEFICIARIES' EQUITY:
  Convertible preferred shares of beneficial interest, Series
    A-1, $0.01 par value; authorized 11,155 shares; outstanding
    11,155 shares as of June 30, 2000                                                          1                    -
  Convertible preferred shares of beneficial interest, Series
    B-1, $0.01 par value; authorized 1,235,000 shares; outstanding
    1,183,277 shares as of June 30, 2000                                                      11                    -
  Preferred shares of beneficial interest, Series D-1, $0.01 par value; authorized 2,070,000 shares; outstanding 1,800,000 shares as
    of June 30, 2000                                                                          18                    -
  Common shares of beneficial interest, $0.01 par value; authorized
    96,683,845 shares; and outstanding, 18,752,912 and
    7,966,621 as of June 30, 2000 and December 31, 1999,respectively                         188                   80
  Additional paid-in capital                                                             176,227               18,490
  Retained earnings                                                                       54,503               58,992
                                                                                      ----------           ----------
                                                                                         230,948               77,562
  Unearned compensation on restricted shares of beneficial interest
                                                                                           (756)                    -
                                                                                      ----------           ----------
              Total beneficiaries' equity                                                230,192               77,562
                                                                                      ----------           ----------
              Total liabilities and  beneficiaries' equity                            $  792,702           $  257,761
                                                                                      ==========           ==========

          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)


                                                        Three Months Ended                Six Months Ended
                                                             June 30,                         June 30,
                                                  ----------------------------      ----------------------------
                                                      2000             1999             2000             1999
                                                  -----------      -----------      -----------      -----------
Revenues:
  Rent                                            $     9,700      $     6,480      $    16,674      $    12,049
  Interest, principally from mortgage notes             1,992            2,008            3,965            4,021
                                                  -----------      -----------      -----------      -----------
                                                       11,692            8,488           20,639           16,070
                                                  -----------      -----------      -----------      -----------

Expenses:
  Interest                                              4,503            2,958            7,692            5,424
  Operating                                             2,393            1,873            4,611            3,581
  Depreciation and amortization                         1,592            1,040            2,696            1,913
  General and administrative                              533              495              953              875
                                                  -----------      -----------      -----------      -----------
                                                        9,021            6,366           15,952           11,793
                                                  -----------      -----------      -----------      -----------
                                                        2,671            2,122            4,687            4,277
Equity in income of unconsolidated affiliates              52               (2)             126               15
Non-recurring professional fees                            --             (285)              --             (285)
Minority interests in income of
  Operating Partnerships                                 (250)            (290)            (574)            (633)
                                                  -----------      -----------      -----------      -----------
Net Income                                              2,473            1,545            4,239            3,374
Preferred share distribution                             (323)              --             (323)              --
                                                  -----------      -----------      -----------      -----------
Net income to common shareholders                 $     2,150      $     1,545      $     3,916      $     3,374
                                                  ===========      ===========      ===========      ===========

Per common share:
  Net income, basic and diluted                   $       .22      $       .19      $       .44      $       .42
                                                  ===========      ===========      ===========      ===========

  Dividends declared                              $       .33      $       .29      $       .62      $       .58
                                                  ===========      ===========      ===========      ===========

  Average common shares outstanding:
    Basic                                           9,849,599        7,966,621        8,908,110        7,966,621
                                                  ===========      ===========      ===========      ===========

    Diluted                                         9,850,532        7,966,621        8,909,043        7,966,621
                                                  ===========      ===========      ===========      ===========

          See accompanying notes to consolidated financial statements.

                     KRAMONT REALTY TRUST AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF BENEFICIARIES EQUITY
                                  JUNE 30,2000
                             (dollars in thousands)


                                                                                                                   Preferred
                                                                 Common                          Preferred         Shares of
                                                                Shares of                        Shares of         Beneficial
                                                               Beneficial          Par           Beneficial         Interest
                                                                Interest          Value           Interest         Par Value
BALANCE, JANUARY 1, 2000                                           7,967        $     80              --           $     --

         Net Income                                                   --        $     --              --           $     --

         Issuance of Common Shares - acquisition                  10,566             106              --                 --
         Issuance of Preferred shares - acquisition                   --              --           2,994                 30
         Issuance of Common Shares - employee                         75               1              --                 --

         Issuance of Common Shares - OP Units exchanged              145               1              --                 --

         Accretion of unearned compensation                           --              --              --                 --

         Distributions on Common Shares - First Quarter               --              --              --                 --
         Distributions on Common Shares - Second Quarter              --              --              --                 --
         Distributions on Preferred Shares                            --              --              --                 --
                                                               ------------------------------------------------------------

BALANCE, JUNE 30, 2000                                            18,753        $    188           2,994           $     30
                                                               ============================================================

                                                                                                 Unearned
                                                                                               Compensation
                                                                                               on Restricted
                                                                Additional                      Shares of
                                                                 Paid in        Retained        Beneficial
                                                                 Capital        Earnings         Interest
BALANCE, JANUARY 1, 2000                                        $ 18,490        $ 58,992         $     --

         Net Income                                             $     --        $  4,239         $     --

         Issuance of Common Shares - acquisition                 104,628              --               --
         Issuance of Preferred shares - acquisition               51,010              --               --
         Issuance of Common Shares - employee                        761              --             (762)

         Issuance of Common Shares - OP Units exchanged            1,338              --               --

         Accretion of unearned compensation                           --              --                6

         Distributions on Common Shares - First Quarter               --          (2,310)              --
         Distributions on Common Shares - Second Quarter              --          (6,095)              --
         Distributions on Preferred Shares                            --            (323)              --
                                                                -----------------------------------------

BALANCE, JUNE 30, 2000                                          $176,227        $ 54,503         $   (756)
                                                                =========================================

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                  2000           1999
                                                                               ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $   4,239      $   3,374
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                2,696          1,913
      Amortization of unearned compensation on restricted shares of
      beneficial interest                                                              6             --
      Equity in depreciation and amortization of unconsolidated affiliates            89             91
      Minority interests in income of Operating Partnership                          574            633
      Changes in assets and liabilities, net of effects from acquisitions:
      (Increase) Decrease in receivables, accrued income, prepaid expenses
      and other                                                                    3,845           (948)
      Increase (Decrease) in accounts payable and other liabilities
                                                                                  (6,437)          (379)
                                                                               ---------      ---------
Net cash provided by (used in) operating activities                                5,012          4,684
                                                                               ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections on mortgage notes receivable                                           737            676
  Acquisitions of real estate                                                         --           (402)
  Cash acquired in acquisition                                                     5,479             --
  Capital improvements                                                              (991)          (974)
  Change in restricted cash                                                       (2,174)            --
  Other                                                                              167            192
                                                                               ---------      ---------

Net cash provided by (used in) investing activities                                3,218           (508)
                                                                               ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                        11,464         24,858
  Repayments of borrowings                                                        (2,005)       (21,438)
  Cash distributions paid on common shares                                        (4,624)        (4,627)
  Distributions to minority interests                                               (849)          (870)
  Redemption of Operating Partnership units                                           --           (546)
                                                                               ---------      ---------
Net cash provided by (used in) financing activities
                                                                                   3,986         (2,623)
                                                                               ---------      ---------

Net (decrease) increase in unrestricted cash and cash equivalents                 12,216          1,553
Unrestricted cash and cash equivalents at the beginning of the period              3,495          3,845
                                                                               ---------      ---------
Unrestricted cash and cash equivalents at the end of the period                $  15,711      $   5,398
                                                                               =========      =========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                       $   7,612      $   5,174
                                                                               =========      =========
Acquisitions:
  Fair value of assets acquired                                                $(527,093)     $ (32,685)
  Liabilities assumed or incurred                                                375,866         32,283
  Preferred shares of beneficial interest issued                                  51,040             --
  Common shares of beneficial interest issued                                    105,666             --
                                                                               ---------      ---------
     Net of cash acquired                                                      $   5,479      $    (402)
                                                                               =========      =========

          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

ORGANIZATION AND BUSINESS

Kramont Realty Trust ("Kramont") is a self-administered, self - managed equity real estate investment trust ("REIT") which is engaged in the ownership, acquisition, redevelopment, management and leasing of community and neighborhood shopping centers. All of Kramont's assets (or the economic benefit thereof) are held by (and all of its operations are conducted through) two operating partnerships, Kramont Operating Partnership, L.P. and Montgomery CV Realty L.P. (together with their wholly-owned subsidiaries hereinafter collectively referred to as the "OPs"), under an Umbrella Partnership REIT (UPREIT) structure. As of June 30, 2000, Kramont owned 93.48% of Kramont Operating Partnership, L.P. and is its sole general partner . As of June 30, 2000 Kramont indirectly owned 99.14% of the beneficial interest of Montgomery CV Realty, L.P. and indirectly owned 100% of its sole general partner. As of June 30, 2000, the OPs owned, operated and managed 88 shopping centers and two office buildings, located in 16 states aggregating approximately 12 million square feet.

Kramont was formed through the merger of Kranzco Realty Trust ("Kranzco") and CV Reit, Inc. ("CV Reit") in a series of mergers effective as of June 16, 2000. The Agreement and Plan of Reorganization and Merger dated December 10, 1999 was adopted and approved by the shareholders of both companies on June 6, 2000. Terms of the merger called for common shareholders of both companies to each receive one share of Kramont common stock for each outstanding share of CV Reit and Kranzco common stock on a tax-free basis and for the exchange of Kranzco preferred shares for Kramont preferred shares with the same rights.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Kramont and all subsidiaries (the "Company"), including the OPs. The Company owns a 95% economic interest in Drexel Realty, Inc. ("Drexel"), a real estate management and leasing company, but none of the voting stock, and owns 45%-50% interests in certain real estate partnerships, which are accounted for on the equity method. Significant intercompany accounts and transactions have been eliminated in consolidation. The merger was accounted for as a purchase by CV Reit of Kranzco for accounting purposes because, among other things, for a period of at least two years a majority of the Board of Trustees of Kramont will consist of former members of the CV Reit Board of Directors and CV Reit's former Chief Executive Officer became the Chief Executive Officer of Kramont. Accordingly, the purchase price of $172.0 million was allocated to Kranzco's assets acquired and liabilities assumed based on their estimated fair values. The historical amounts included in the accompanying consolidated financial statements prior to June 16, 2000 represent those of CV Reit.

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the CV Reit annual report on Form 10-K for the fiscal year ended December 31, 1999.

The consolidated financial statements for the interim periods included herein, which are unaudited, include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations of the Company for the periods presented. The results of operations for interim periods should not be considered indicative of results to be expected for the full year.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported statements of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual revenues could differ from those estimates.

REVENUE RECOGNITION

Rental revenue is recognized on a straight-line basis over the terms of the leases. The majority of leases provide for reimbursement to the Company of the tenants' share of common area maintenance costs, insurance and real estate taxes, which are recorded on the accrual basis.

EARNINGS PER SHARE

Basic income per share is computed using net income applicable to common shareholders divided by the weighted average number of common shares outstanding. Dilutive earnings per share includes the dilutive effect of outstanding options for which the average market price exceeded the exercise price. The convertible preferred shares were not dilutive and were therefore not included in the computation of dilutive earnings per share.

(2) ACQUISITIONS

The merger of CV Reit and Kranzco Realty Trust was accounted for as a purchase by CV Reit of Kranzco. Accordingly, the operating results of the net assets acquired are included in the consolidated financial statements from the effective date of the merger which was June 16, 2000.

The following unaudited proforma data summarizes the consolidated results of operations for the six month periods indicated as if the acquisition had occurred on January 1, 1999. The proforma results do not purport to be indicative of the results of operations which would have actually been reported had the acquisitions been consummated on those dates, or which may be reported in the future (in thousands, except per share data):

                                                             June 30, 2000     June 30, 1999
                                                             -------------     -------------
Revenues                                                       $  57,202         $  55,718
Net income before preferred distribution                       $  11,515         $  13,616
Net income                                                     $   7,608         $   9,689
Net income per common share, basic and diluted                 $     .41         $     .52

(3) REAL ESTATE - INCOME PRODUCING ("REAL ESTATE")

Real Estate is located in 16 states and consists of (in thousands):

                                               June 30, 2000         December 31, 1999
                                               -------------         -----------------
Land                                             $ 120,550               $  18,302
Shopping centers                                   574,850                 156,949
Office buildings                                     5,007                   4,933
                                                 ---------               ---------

Total                                              700,407                 180,184
Less accumulated depreciation                       (9,888)                 (7,108)
                                                 ---------               ---------

Net Real Estate                                  $ 690,519               $ 173,076
                                                 =========               =========

(4) MORTGAGE NOTES RECEIVABLE

At June 30, 2000, the Company's mortgage notes receivable consisted of $62.6 million collateralized by first mortgages on the recreation facilities at four Century Village adult condominium communities in southeast Florida (collectively, the "Recreation Notes"). The Recreation Notes provide for self-amortizing equal monthly principal and interest payments due through July 31, 2023, bear interest at 11% to 13.5% per annum (12.26% average), and contain certain prepayment prohibitions or penalty provisions. The Recreation Notes are pledged as collateral for borrowings (see Note 5).

(5) BORROWINGS

Borrowings consist of (in thousands):

                                                                                 June 30, 2000     December 31, 1999
                                                                                 -------------     -----------------
Mortgages payable through June 2003 under fixed rate real estate mortgage loan, interest fixed at 7.96%, collateralized by Real Estate
(see Note 3)                                                                        $181,700           $     --

Mortgages payable through February 2009, interest ranging
  from 6.09% to 10.28%, collateralized by Real Estate (see Note 3).                  136,799             78,720

Mortgages payable through October 2008 under a fixed rate mortgage,
interest fixed at 7.00%, collateralized by Real Estate (see Note 3)                   64,878                 --

Mortgages payable through March 2001 under $100 million credit facility, interest at one month LIBOR (6.65% at June 30, 2000) plus 1.75%, collateralized by Real Estate (see Note 3) and certain of the
  Recreation Notes (see Note 4). (a)                                                  59,300             49,036

Mortgages payable through August 2000 under $100 million credit facility, interest at one month LIBOR (6.65% at June 30, 2000) plus 1.75%,
collateralized by Real Estate (repaid in August 2000 - see Note 3) (a)                47,765                 --

Collateralized Mortgage Obligations, net of unamortized discount of $388,000 and $439,000 based on an effective interest rate of 8.84%, collateralized by certain of the Recreation Notes (see Note 4), quarterly self-amortizing
  principal and interest payment required through March 2007.                          26,415             27,823

$3.5 million revolving credit facility, interest at one month LIBOR plus
  1.80%, maturing August 2000, collateralized by Real Estate.                          1,950                750

$1 million unsecured credit facility, interest at Prime (9.50% at June 30,
  2000) , maturing December 2000                                                         750                 --
                                                                                    --------           --------

Totals                                                                              $519,557           $156,329
                                                                                    ========           ========

(a) - Mortgages have been refinanced effective August 1, 2000. Mortgages are payable through August 2003, interest at one month LIBOR plus a minimum of 1.85% to a maximum of 2.95%.

(6) SEGMENT REPORTING

The following disclosure includes information on the Company's operating segments (in thousands):

                                                   Income
                                                  Producing
                                                Real Estate,
                                                Principally           Mortgage
                                                  Shopping             Notes
                                                   Centers           Receivable        Other        Consolidated
                                                ------------         ----------        -----        ------------
Quarter ended June 30, 2000:
Total revenues                                  $      9,693         $    1,924        $  75        $     11,692
                                                ============         ==========        =====        ============
Net operating income before
  interest expense                              $      7,359         $    1,924        $  17        $      9,300
                                                ============         ==========        =====        ============
Net operating income after
  interest expense                              $      3,895         $      885        $  17        $      4,797
                                                ============         ==========        =====        ============

Net operating income from reportable
  segments                                                                                          $      4,797
    Depreciation and amortization                                                                         (1,592)
    General, administrative and other                                                                       (482)
    Minority interests in income of OP's                                                                    (250)
    Preferred share distributions                                                                           (323)
                                                                                                    ------------
Net income                                                                                          $      2,150
                                                                                                    ============

Quarter ended June 30, 1999:
Total revenues                                  $      6,461         $    1,976        $  51        $      8,488
                                                ============         ==========        =====        ============
Net operating income before
  interest expense                              $      4,627         $    1,976        $  12        $      6,615
                                                ============         ==========        =====        ============
Net operating income after
  interest expense                              $      2,505         $    1,140        $  12        $      3,657
                                                ============         ==========        =====        ============

Net operating income from reportable
  segments                                                                                          $      3,657
    Depreciation and amortization                                                                         (1,040)
    General, administrative and other                                                                       (782)
    Minority interests in income of OP                                                                      (290)
                                                                                                    ------------
Net income                                                                                          $      1,545
                                                                                                    ============

                                                   Income
                                                  Producing
                                                Real Estate,
                                                Principally           Mortgage
                                                  Shopping             Notes
                                                   Centers           Receivable         Other         Consolidated
                                                ------------         ----------        ------         ------------
Six months ended June 30, 2000:
Total revenues                                  $     16,650         $    3,862        $  127         $     20,639
                                                ============         ==========        ======         ============
Net operating income before
  interest expense                              $     12,173         $    3,862        $   (6)        $     16,029
                                                ============         ==========        ======         ============
Net operating income after
  interest expense                              $      6,457         $    1,886        $   (6)        $      8,337
                                                ============         ==========        ======         ============

Net operating income from reportable
  segments                                                                                            $      8,337
    Depreciation and amortization                                                                           (2,696)
    General, administrative and other                                                                         (828)
    Minority interests in income of OP's                                                                      (574)
    Preferred share distributions                                                                             (323)
                                                                                                      ------------

Net income                                                                                            $      3,916
                                                                                                      ============

Six months ended June 30, 1999:
Total revenues                                  $     12,011         $    4,003        $   56         $     16,070
                                                ============         ==========        ======         ============
Net operating income before
  interest expense                              $      8,475         $    4,003        $   11         $     12,489
                                                ============         ==========        ======         ============
Net operating income after
  interest expense                              $      4,659         $    2,395        $   11         $      7,065
                                                ============         ==========        ======         ============

Net operating income from reportable
  segments                                                                                            $      7,065
    Depreciation and amortization                                                                           (1,913)
    General, administrative and other                                                                       (1,145)
    Minority interests in income of OP                                                                        (633)
                                                                                                      ------------

Net income                                                                                            $      3,374
                                                                                                      ============



At June 30, 2000:
   Investment in real estate and
      mortgage notes receivable                 $    690,519         $   62,648        $8,637         $    761,804
                                                ============         ==========        ======         ============
  Borrowings                                    $    474,642         $   44,915        $   --         $    519,557
                                                ============         ==========        ======         ============

At December 31, 1999:
  Investment in real estate and
    mortgage notes receivable                   $    173,076         $   63,385        $8,893         $    245,354
                                                ============         ==========        ======         ============
  Borrowings                                    $    119,520         $   36,809        $   --         $    156,329
                                                ============         ==========        ======         ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Kramont was formed through the merger of Kranzco Realty Trust and CV Reit, Inc. effective June 16, 2000. The Agreement and Plan of Reorganization and Merger dated December 10, 1999 was adopted and approved by the shareholders of both companies on June 6, 2000. Terms of the merger called for common shareholders of both companies to each receive one share of Kramont common stock for each outstanding share of CV Reit and Kranzco common stock on a tax-free basis.

                              RESULTS OF OPERATIONS

The results of operations include those of Kranzco from June 16, 2000.

Net Income

         Three Months Ended June 30,  2000 and 1999

For the quarter ended June 30, 2000, net income to common shareholders of beneficial interest was $2,150,000 or $.22 per common share compared to $1,545,000 or $.19 per share for the same period of 1999.

During the quarter ended June 30, 2000, rent revenue and operating expenses increased by $3,220,000 and $520,000, respectively (a net rental income increase of $2,700,000), primarily due to the merger of CV Reit and Kranzco which was recorded as a purchase of Kranzco by CV Reit. The increase also reflects improved operating results from income producing properties owned by CV Reit prior to the merger.

Interest expense increased by $1,545,000 during the second quarter of 2000 as a result of increased borrowings assumed in the merger of CV Reit and Kranzco, as well as an increase in interest rates on floating rate debt.

Depreciation and amortization increased by $552,000 primarily due to the addition of 62 shopping centers as a result of the merger of CV Reit and Kranzco.

Interest income decreased by $16,000 during the second quarter of 2000, primarily attributable to scheduled repayments of mortgage notes receivable (see
Note 4) which are long term and require self-amortizing payments through 2023.

General and administrative expenses increased by $38,000 primarily due to higher professional fees, performance related bonuses, and increased personnel as a result of the merger of CV Reit and Kranzco Realty Trust.

The $54,000 increase in equity in income of unconsolidated affiliates was primarily attributable to Drexel.

         Six Months Ended June 30, 2000  and 1999

For the six months ended June 30, 2000, net income to common shareholders of beneficial interest was $3,916,000 or $.44 per share compared to $3,374,000 or $.42 per common share for the same period of 1999.

During the six months ended June 30, 2000, rent revenue and operating expenses increased by $4,625,000 and $1,030,000, respectively (a net rental income increase of $3,595,000), primarily due to the merger of CV Reit and Kranzco. The increase also reflects improved operating results from income producing properties owned by CV Reit prior to the merger.

Interest expense increased by $2,268,000 during the six months of 2000 as a result of increased borrowings assumed in the merger of CV Reit and Kranzco, as well as an increase in interest rates on floating rate debt.

Depreciation and amortization increased by $783,000 principally due to the addition of 62 shopping centers as a result of the merger of CV Reit and Kranzco.

Interest income decreased by $56,000 during the six months of 2000, primarily attributable to scheduled repayments of mortgage notes receivable (see Note 4) which are long term and require self-amortizing payments through 2023.

General and administrative expenses increased by $78,000 primarily due to higher professional fees, performance related bonuses, and increased personnel as a result of the merger of CV Reit and Kranzco Realty Trust.


Funds From Operations

Funds From Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts (NAREIT), consists of net income (computed in accordance with generally accepted accounting principles) before depreciation and amortization of real property, extraordinary items and gains and losses on sales of real estate.
The following schedule reconciles FFO to net income (in thousands):

                                                            Six Months Ended
                                                                June 30,
                                                           2000          1999
                                                          ------        ------
Net income to common shareholders                         $3,916        $3,374
Depreciation and amortization of real
  property (including unconsolidated affiliates) *         2,421         1,683
                                                          ------        ------
FFO                                                       $6,337        $5,057
                                                          ======        ======

* Net of amounts attributable to minority interests.

We believe that FFO is an appropriate measure of operating performance because real estate depreciation and amortization charges are not meaningful in evaluating the operating results of our properties and would distort the comparative measurement of performance and are not relevant to ongoing operations. However, FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to either net income as a measure of our operating performance or to cash flows from operating activities as an indicator of liquidity or cash available to fund all cash flow needs. In addition, since other REITs may not calculate FFO in the same manner, FFO presented herein may not be comparable to that reported by other REITs.


                         LIQUIDITY AND CAPITAL RESOURCES


Consolidated Statements of Cash Flows

Net cash provided by operating activities, as reported in the Consolidated Statements of Cash Flows, amounted to $5.0 million for the six months ended June 30, 2000 compared to $4.7 million for the same period in 1999. These amounts generally reflect FFO and net changes in other assets and liabilities.

Net cash provided by investing activities for the six months ended June 30, 2000 increased to $3.2 million from net cash used by investing activities of $.5 million for the same period in 1999. The 2000 amounts reflect $5.5 million net cash received in the merger of CV Reit and Kranzco and $.7 million of collections on mortgage notes receivable partially offset by $.9 million of capital improvements, as well as an increase in restricted cash of $2.2 million. The 1999 amounts principally consist of $1.0 million of capital improvements and $.4 million used in the acquisition, partially offset by $.7 million of collections on mortgage notes receivable.

Net cash provided by financing activities increased to $4.0 million for the six months ended June 30, 2000 from net cash used in financing activities of $2.6 million in the same period in 1999. The 2000 amounts primarily consist of $9.5 million of net proceeds from borrowings, partially offset by cash distributions of $4.6 million to shareholders and $.8 million to minority interests. The 1999 amounts consist of cash distributions amounting to $4.6 million to stockholders and $.9 million to minority interests, partially offset by $3.4 million of net proceeds from borrowings.


Borrowings

At June 30, 2000, borrowings were $519.6 million, including $59.3 million borrowed under our line of credit with GMAC Commercial Mortgage ("GMAC") (see below). Scheduled principal payments over the next five years are $407.5 million with $112.0 million due thereafter. Borrowings consist of $393.3 million of fixed rate indebtedness, with a weighted average interest rate of 7.79% at June 30, 2000, and $126.2 million of variable rate indebtedness with a weighted average interest rate of 8.39%. The borrowings are collateralized by a substantial portion of the Real Estate and the Recreation Notes. The Company expects to refinance certain of these borrowings, at or prior to maturity, through new mortgage loans on Real Estate. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancing can be achieved.

As of June 30, 2000, aggregate principal payments on all outstanding indebtedness were due, as follows:

                     2000                   $110,503
                     2001                     24,473
                     2002                     12,692
                     2003                    212,736
                     2004                     47,137
                     Thereafter              112,016
                                            --------
                                            $519,557
                                            ========

Effective August 1, 2000, the Company entered into an Amended and Restated Loan and Credit Facility Agreement (the "Amended Facility") with GMAC wherein GMAC has increased an existing $100 million facility to a $155 million facility. The Amended Facility is a non-revolving line of credit with individual loan terms of
(1) three years if funds are advanced within the first twelve months, and (2) two years if funds are advanced during the thirteenth to the eighteenth month. Advances under the Amended Facility: (1) must be secured by assets based on specified aggregate loan to value and debt service coverage ratios, (2) bear interest at an annual rate of one month LIBOR plus a spread ranging from 185 to 295 basis points, based on loan to value ratios, and (3) may be drawn only during the first eighteen months of the credit facility. Additional provisions include a -1/2% commitment fee, a minimum net worth covenant, cross-default and cross-collateralization requirements, and under certain conditions an exit fee. Advances under the Amended

Facility may be used to fund acquisitions, expansions, renovations, financing and refinancing of real estate. As of June 30, 2000, the Company had $59.3 million outstanding under the existing $100 million facility. Upon closing the Amended Facility on August 1st, 2000 an additional $45.3 million was advanced. These proceeds, along with $1.2 million in cash, were used to pay off a line of credit which was assumed in the merger with Kranzco and matured on August 1, 2000. Interest rate caps in the notional amount of $87.3 million were purchased upon closing of the Amended Facility. Pursuant to the mortgage, the Company is required to make monthly escrow payments for the payment of tenant improvements and repair reserves.

In 1996, Kranzco entered into a seven year, fixed rate real estate mortgage loan in the principal amount of $181.7 million (the " Mortgage Loan"), at a weighted average interest rate of 7.96%, which is inclusive of trustee and servicer fees. The Mortgage Loan is secured by twenty seven shopping center properties (the "Mortgaged Properties"). The entire outstanding principal balance of the Mortgage Loan is due in June 2003. As a condition of the Mortgage Loan, Kranzco was required to establish a Sinking Fund Account and a Capital and Tenant Improvement (TI) Reserve Account. The balance in the Sinking Fund Account as of June 30, 2000 was $579,000. All funds in the Capital and TI Reserve Account may be used to fund capital improvements, repairs, alterations, tenant improvements and leasing commissions at the Mortgaged Properties.

In 1998, Kranzco obtained a $65.9 million fixed rate mortgage from Salomon Brothers Realty Corp. This mortgage is secured by nine properties acquired by Kranzco in September 1998. The mortgage bears a fixed interest rate of 7% per annum and requires monthly payments of interest and principal based on a 30-year amortization. The mortgage matures on October 1, 2008. The outstanding balance on the mortgage was approximately $64.9 million as of June 30, 2000. Pursuant to the mortgage, the Company is required to make monthly escrow payments for the payment of tenant improvements and repair reserves.

In addition, the Company has twenty-seven mortgages outstanding as of June 30, 2000 which were primarily assumed in connection with various acquisitions of certain shopping centers. These mortgages have maturity dates ranging from 2000 through 2009. Twenty of the twenty-seven mortgages have fixed interest rates ranging from 6.08% to 10.28%. The outstanding principal balance on these mortgages at June 30, 2000 was approximately $120.4 million. Three mortgages with an outstanding principal balance at June 30, 2000 of $3.4 million have interest rates payable at a rate adjusted each year equal to the sum of Moody's A Corporate Bond Index Daily Rate plus 0.125% per annum, rounded up to the next highest 1/8 percentage rate. Two mortgages with an outstanding principal balance at June 30, 2000 of $6.8 million have interest rates payable at a rate adjusted each year equal to the sum of Moody's A Corporate Bond Index Daily Rate minus 0.125% per annum, rounded up to the next highest 1/8 percentage rate. One mortgage with an outstanding balance at June 30, 2000 of $1.4 million has an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 2.5%. One mortgage with an outstanding balance at June 30, 2000 of $4.8 million has an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 2.5%.

The Company has a secured line of credit with an outstanding balance at June 30, 2000 of $1.9 million and has an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 1.8%.

The Company has an unsecured line of credit with an outstanding balance at June 30, 2000 of $.8 million and has an interest rate payable at a rate adjusted monthly to the sum of the PRIME rate plus .5%.


Capital Resources

The Company's funds are generated from rent revenue from income producing properties and, to a much lesser extent, interest income on the mortgage notes receivable. The Company believes that the operating funds will be sufficient in the foreseeable future to fund operating and administrative expenses, interest expense, recurring capital expenditures and distributions to shareholders in accordance with REIT requirements. Sources of capital for non-recurring capital expenditures and scheduled principal payments, including balloon payments, on outstanding borrowings are expected to be obtained from property refinancing, scheduled principal repayments on the mortgage notes receivable, sales of non-strategic other real estate, our lines of credit and/or potential debt or equity financing in the public or private markets.


                                    INFLATION

During recent years, the rate of inflation has remained at a low level and has had minimal impact on our operating results.

Most of the tenant leases contain provisions designed to lessen the impact of inflation. These provisions include escalation clauses which generally increase rental rates annually based on cost of living indexes (or based on stated rental increases which are currently higher than recent cost of living increases), and percentage rentals based on tenant's gross sales, which generally increase as prices rise. Many of the leases are for terms of less than ten years which increases our ability to replace those leases which are below market rates with new leases at higher base and/or percentage rentals. In addition, most of the leases require the tenants to pay their proportionate share of increases in operating expenses, including common area maintenance, real estate taxes and insurance.

However, in the event of significant inflation, our operating results could be adversely affected if general and administrative expenses and interest expense increase at a rate higher than rent income or if the increase in inflation exceeds rent increases for certain tenant leases which provide for stated rent increases (rather than based on cost of living indexes).


           FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS


Certain statements contained in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere in this Form 10-Q, that are not related to historical results, are forward looking statements, such as anticipated liquidity and capital resources, completion of potential acquisitions and collectibility of mortgage notes receivable. The matters referred to in forward looking statements are based on assumptions of future events which may not prove to be accurate and which could be affected by the risks and uncertainties involved in our business; accordingly, actual results may differ materially from those projected and implied in the forward looking statements. These risks and uncertainties include, but are not limited to, the effect of conditions in the commercial real estate market and the economy in general, the level and volatility of interest rates, the impact of current or pending legislation and regulation, as well as certain other risks described in the Form 10-Q. Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere described in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission.


                           PART II. OTHER INFORMATION

Item 6.            Exhibits and Reports on Form 8-K:

Exhibits:


         10.1 Kramont Realty Trust 2000 Incentive Plan (incorporated by reference from Appendix F to the Joint Proxy
                  Statement/Prospectus contained in Kramont's Registration Statement on Form S-4, File No. 333 - 34482, filed April 10,
                  2000).

         27       Financial Data Schedule





Reports on Form 8-K:

                  On June 20, 2000, the Registrant filed a Current Report on Form 8-K, reporting under Item 2 "Acquisitions or Dispositions of Assets" the merger effective on June 16, 2000 of CV Reit, Inc., a Delaware corporation, and Kranzco Realty Trust, a Maryland business trust, in a series of mergers, into the Registrant. No financial statements were included in the filing.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         KRAMONT REALTY TRUST
                                  _____________________________________
                                             (Registrant)

                                  /s/ Louis P. Meshon, Sr.
August 14, 2000                   _____________________________________
                                  Louis P. Meshon Sr., President


                                  /s/ Etta M. Strehle
August 14, 2000                   _____________________________________
                                  Etta M. Strehle, Chief Financial Officer
                                  and Treasurer