Form 10-Q
period 2000-09-30
KRAMONT REALTY TRUST
filed 2000-11-13
CIK 1111205

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000

                                       OR

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Number of Common Shares of Beneficial Interest, par value $.01 per share, as of November 1, 2000 : 18,752,912

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                   ASSETS                              SEPTEMBER 30,   DECEMBER 31,
                                                                           2000           1999
                                                                       -------------   ------------
Real estate - income producing, net of accumulated depreciation          $ 688,753      $ 173,076
Mortgage notes receivable                                                   62,199         63,385
Investments in unconsolidated affiliates                                     3,160          3,390
Cash and cash equivalents (includes $2,570 and $890 restricted)              9,891          4,385
Other real estate (net of allowance for losses of $2,200 and $2,401)         5,458          5,503
Receivables and accrued income                                               6,352          2,164
Prepaid expenses and other                                                  11,295          5,858
                                                                         ---------      ---------
          Total assets                                                   $ 787,108      $ 257,761
                                                                         =========      =========

                   LIABILITIES AND BENEFICIARIES' EQUITY

LIABILITIES:
  Mortgages and notes payable                                            $ 517,358      $ 156,329
  Accounts payable and other liabilities                                    17,508          3,987
  Distributions payable                                                      8,407          3,037
                                                                         ---------      ---------
          Total liabilities                                                543,273        163,353
                                                                         ---------      ---------


Minority interests in Operating Partnerships                                16,012         16,846
                                                                         ---------      ---------

BENEFICIARIES' EQUITY:
Convertible preferred shares of beneficial interest, Series A-1,
  $0.01 par value; authorized 11,155 shares; outstanding
  11,155 shares as of September 30, 2000                                         1             --
Convertible preferred shares of beneficial interest, Series B-1,
  $0.01 par value; authorized 1,235,000 shares; outstanding
  1,183,277 shares as ofSeptember 30, 2000                                      11             --
Preferred shares of beneficial interest, Series D-1, $0.01 par value; authorized 2,070,000 shares; outstanding 1,800,000
  shares as of September 30, 2000                                               18             --
Common shares of beneficial interest, $0.01 par value; authorized
  96,683,845 shares; outstanding, 18,752,912 and 7,966,621 as of
  September 30, 2000 and December 31, 1999, respectively                       188             80
  Additional paid-in capital                                               176,227         18,490
  Retained earnings                                                         52,096         58,992
                                                                         ---------      ---------
                                                                           228,541         77,562
  Unearned compensation on restricted shares of beneficial interest           (718)            --
                                                                         ---------      ---------
          Total beneficiaries' equity                                      227,823         77,562
                                                                         ---------      ---------

          Total liabilities and beneficiaries' equity                    $ 787,108      $ 257,761
                                                                         =========      =========

          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)

                                                       Three Months Ended                  Nine Months Ended
                                                          September 30,                       September 30,
                                                  ------------------------------      ------------------------------
                                                      2000              1999              2000              1999
                                                  ------------      ------------      ------------      ------------
Revenues:
  Rent                                            $     25,944      $      6,572      $     42,618      $     18,621
  Interest, principally from mortgage notes              2,109             2,003             6,074             6,024
                                                  ------------      ------------      ------------      ------------
                                                        28,053             8,575            48,692            24,645
                                                  ------------      ------------      ------------      ------------

Expenses:
  Interest                                              10,988             3,074            18,680             8,498
  Operating                                              5,875             1,950            10,486             5,531
  Depreciation and amortization                          3,539             1,067             6,235             2,980
  General and administrative                             1,899               431             2,852             1,306
                                                  ------------      ------------      ------------      ------------
                                                        22,301             6,522            38,253            18,315
                                                  ------------      ------------      ------------      ------------
                                                         5,752             2,053            10,439             6,330
Equity in income of unconsolidated affiliates              167               108               293               123
Non-recurring professional fees                             --                --                --              (285)
Minority interests in income of
  Operating Partnerships                                  (276)             (335)             (850)             (968)
                                                  ------------      ------------      ------------      ------------
Net Income                                               5,643             1,826             9,882             5,200

Preferred share distribution                            (1,952)               --            (2,275)               --
                                                  ------------      ------------      ------------      ------------
Net income to common shareholders                 $      3,691      $      1,826      $      7,607      $      5,200
                                                  ============      ============      ============      ============

Per common share:
  Net income, basic and diluted                   $        .20      $        .23      $        .62      $        .65
                                                  ============      ============      ============      ============
  Dividends declared                              $        .33      $        .29      $        .94      $        .87
                                                  ============      ============      ============      ============

  Average common shares outstanding:
    Basic                                           18,752,912         7,966,621        12,213,664         7,966,621
                                                  ============      ============      ============      ============
    Diluted                                         18,753,077         7,966,621        12,213,829         7,966,621
                                                  ============      ============      ============      ============

          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF BENEFICIARIES EQUITY
                               SEPTEMBER 30, 2000
                             (dollars in thousands)

                                                                                                                         Unearned
                                                                                                Preferred              Compensation
                                                    Common                          Preferred   Shares of              on Restricted
                                                   Shares of                        Shares of   Beneficial  Additional   Shares of
                                                   Beneficial    Par    Beneficial  Interest     Paid in    Retained    Beneficial
                                                    Interest    Value    Interest   Par Value    Capital    Earnings     Interest
BALANCE, JANUARY 1, 2000                             7,967    $     80        --    $     --    $ 18,490    $ 58,992     $     --

  Net Income                                            --    $     --        --    $     --    $     --    $  9,882     $     --

  Issuance of Common Shares - acquisition           10,566         106        --          --     104,628          --           --
  Issuance of Preferred shares - acquisition            --          --     2,994          30      51,010          --           --
  Issuance of Common Shares - employee                  75           1        --          --         761          --         (762)

  Issuance of Common Shares - OP Units exchanged       145           1        --          --       1,338          --           --

  Accretion of unearned compensation                    --          --        --          --          --          --           44

  Distributions on Common Shares - First Quarter        --          --        --          --          --      (2,313)          --
  Distributions on Common Shares - Second Quarter       --          --        --          --          --      (6,095)          --
  Distributions on Common Shares - Third Quarter    (6,095)
  Distributions on Preferred Shares                     --          --        --          --          --      (2,275)          --
                                                  ---------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2000                         18,753    $    188     2,994    $     30    $176,227    $ 52,096     $   (718)
                                                  =================================================================================


          See accompanying notes to consolidated financial statements.

                     KRAMONT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                                 2000         1999
                                                                              ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $   9,882     $   5,200
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                               6,235         2,980
      Amortization of unearned compensation on restricted shares of
      beneficial interest                                                            44            --
      Equity in depreciation and amortization of unconsolidated affiliates          134           131
      Minority interests in income of Operating Partnership                         850           968
      Changes in assets and liabilities, net of effects from acquisitions:
      (Increase) Decrease in receivables, accrued income, prepaid expenses
      and other                                                                  (1,707)       (1,671)
      Increase (Decrease) in accounts payable and other liabilities
                                                                                 (1,947)          (14)
                                                                              ---------     ---------
Net cash provided by operating activities                                        13,491         7,594
                                                                              ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections on mortgage notes receivable                                        1,186         1,073
  Acquisitions of real estate                                                        --        (1,161)
  Cash used for merger costs                                                     (5,330)           --
  Cash acquired in acquisition                                                    5,251            --
  Capital improvements                                                           (2,534)       (1,259)
  Change in restricted cash                                                      (1,680)           --
  Other                                                                             141          (249)
                                                                              ---------     ---------
Net cash used in investing activities                                            (2,966)       (1,596)
                                                                              ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                       56,074        24,858
  Repayments of borrowings                                                      (48,814)      (22,380)
  Cash distributions paid on common shares                                      (10,719)       (6,893)
  Cash distributions paid on preferred shares                                    (1,963)           --
  Distributions to minority interests                                            (1,277)       (1,295)
  Redemption of Operating Partnership units                                          --          (546)
                                                                              ---------     ---------
Net cash used in financing activities                                            (6,699)       (6,256)
                                                                              ---------     ---------

Net (decrease) increase in unrestricted cash and cash equivalents                 3,826          (258)
Unrestricted cash and cash equivalents at the beginning of the period             3,495         3,845
                                                                              ---------     ---------
Unrestricted cash and cash equivalents at the end of the period               $   7,321     $   3,587
                                                                              =========     =========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                      $  18,411     $   7,997
                                                                              =========     =========
Acquisitions:
  Fair value of assets acquired                                               $(527,296)    $ (34,253)
  Liabilities assumed or incurred                                               375,841        33,092
  Preferred shares of beneficial interest issued                                 51,040            --
  Common shares of beneficial interest issued                                   105,666            --
                                                                              ---------     ---------
     Cash (paid) for acquisitions, net of cash acquired                       $   5,251     $  (1,161)
                                                                              =========     =========
Accrued acquisition costs                                                     $   4,900            --
                                                                              =========     =========

          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

ORGANIZATION AND BUSINESS

Kramont Realty Trust ("Kramont") is a self-administered, self-managed equity real estate investment trust ("REIT") which is engaged in the ownership, acquisition, redevelopment, management and leasing of community and neighborhood shopping centers. All of Kramont's assets (or the economic benefit thereof) are held by (and all of its operations are conducted through) two operating partnerships, Kramont Operating Partnership, L.P. and Montgomery CV Realty L.P. (together with their wholly-owned subsidiaries hereinafter collectively referred to as the "OPs"), under an Umbrella Partnership REIT (UPREIT) structure. As of September 30, 2000, Kramont owned 93.49% of Kramont Operating Partnership, L.P. and is its sole general partner. As of September 30, 2000, Kramont indirectly owned 93.37% of the beneficial interest of Montgomery CV Realty, L.P. and indirectly owned 100% of its sole general partner. As of September 30, 2000, the OPs owned, operated and managed 88 shopping centers and two office buildings, located in 16 states and aggregating approximately 12 million square feet.

Kramont was formed through the merger of Kranzco Realty Trust ("Kranzco") and CV Reit, Inc. ("CV Reit") in a merger effective as of June 16, 2000. The Agreement and Plan of Reorganization and Merger dated December 10, 1999 was adopted and approved by the shareholders of both companies on June 6, 2000. Terms of the merger called for common shareholders of both companies to each receive one share of Kramont common stock for each outstanding share of CV Reit and Kranzco common stock on a tax-free basis and for the exchange of Kranzco preferred shares for Kramont preferred shares with the same rights.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Kramont and all subsidiaries (the "Company"), including the OPs. The Company owns an approximately 95% economic interest in Drexel Realty, Inc. ("Drexel"), a real estate management and leasing company, and owns 45%-50% interests in certain real estate partnerships, which are accounted for on the equity method. Significant inter company accounts and transactions have been eliminated in consolidation. The merger was accounted for as a purchase by CV Reit of Kranzco for accounting purposes because, among other things, for a period of at least two years a majority of the Board of Trustees of Kramont will consist of former members of the CV Reit Board of Directors, and CV Reit's former Chief Executive Officer became the Chief Executive Officer of Kramont. Accordingly, the purchase price of $172.0 million, including $15.0 million of acquisition costs, was allocated to Kranzco's assets acquired and liabilities assumed based on their estimated fair values. The historical amounts included in the accompanying consolidated financial statements prior to June 16, 2000 represent those of CV Reit.

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

The consolidated financial statements for the interim periods included herein, which are unaudited, include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations of the Company for the periods presented. The results of operations for interim periods may not be considered indicative of results to be expected for the full year.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported statements of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

Rental revenue is recognized on a straight-line basis over the terms of the leases. The majority of leases provide for reimbursement to the Company of the tenants' share of common area maintenance costs, insurance and real estate taxes, which are recorded on the accrual basis.

EARNINGS PER SHARE

Basic income per share is computed using net income applicable to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of outstanding options for which the average market price exceeded the exercise price. The convertible preferred shares were not dilutive and were therefore not included in the computation of dilutive earnings per share.

(2) ACQUISITIONS

The merger of CV Reit and Kranzco was accounted for as a purchase by CV Reit of Kranzco. Accordingly, the operating results of the net assets acquired are included in the consolidated financial statements from the effective date of the merger which was June 16, 2000.

The following unaudited proforma data summarizes the consolidated results of operations for the nine month periods indicated as if the acquisition had occurred on January 1, 1999. The proforma results do not purport to be indicative of the results of operations which would have actually been reported had the acquisitions been consummated on those dates, or which may be reported in the future (in thousands, except per share data):

                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                       2000           1999
Revenues                                              $85,255        $84,022
Net income before preferred distribution              $17,066        $19,404
Net income to common shareholders                     $11,177        $13,489
Net income per common share, basic and diluted        $   .60        $   .72

(3) REAL ESTATE - INCOME PRODUCING ("REAL ESTATE")

(a) Real Estate is located in 16 states and consists of (in thousands):

                                         SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                         ------------------   -----------------
Land                                         $ 121,063            $  18,302
Shopping centers                               576,088              156,949
Office buildings                                 5,001                4,933
                                             ---------            ---------

Total                                          702,152              180,184
Less accumulated depreciation                  (13,399)              (7,108)
                                             ---------            ---------

Net Real Estate                              $ 688,753            $ 173,076
                                             =========            =========

(b) Real Estate with a net book value of $659.0 million, at September 30, 2000, is pledged as collateral for borrowings (Note 5).

(4) MORTGAGE NOTES RECEIVABLE

At September 30, 2000, the Company's mortgage notes receivable consisted of $62.2 million collateralized by first mortgages on the recreation facilities at four Century Village adult condominium communities in southeast Florida (collectively, the "Recreation Notes"). The Recreation Notes provide for self-amortizing equal monthly principal and interest payments due through July 31, 2023, bear interest at 11% to 13.5% per annum (12.26% average), and contain certain prepayment prohibitions or penalty provisions. The Recreation Notes are pledged as collateral for borrowings (see Note 5).

(5) BORROWINGS

Borrowings consist of (in thousands):

                                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                                          2000            1999
                                                                                     -------------    ------------
Mortgages payable through June 2003 under fixed rate real estate mortgage loan, interest fixed at 7.96%, collateralized by Real Estate
  (see Note 3)                                                                          $181,700        $     --

Mortgages payable through February 2009, fixed interest ranging from 6.08% to 10.28% per annum, collateralized by Real
  Estate (see Note 3)                                                                    139,386          78,720

Mortgages payable through August 2003 under $155 million credit facility, interest at one month LIBOR (6.63% at September 30, 2000)
  plus a minimum of 1.85% to a maximum of 2.95%, collateralized by Real Estate
  (see Note 3) and certain of the Recreation Notes (see Note 4)                          105,111          49,036

Mortgages payable through October 2008 under a fixed rate mortgage,
  interest fixed at 7.00%, collateralized by Real Estate (see Note 3)                     64,723              --

Collateralized Mortgage Obligations, net of unamortized discount of



  $362,000 and $439,000 based on a fixed effective interest rate of 8.84%, collateralized by certain of the Recreation Notes (see Note 4), quarterly
  self-amortizing principal and interest payment required through March 2007              25,688          27,823

$3.5 million revolving credit facility, interest at one month LIBOR plus
  1.80%, maturing June 2001, collateralized by Real Estate                                    --             750

$1 million unsecured credit facility, interest at Prime (9.50% at September 30,
  2000), maturing December 2000                                                              750              --
                                                                                        --------        --------
Totals                                                                                  $517,358        $156,329
                                                                                        ========        ========

(6) SALE OF ASSETS

During the third quarter of 2000, the Company entered into two contracts to sell its Other Real Estate. If the contracts close, the Company expects to receive net cash proceeds of $7.5 million and recognize a gain of approximately $2.0 million. Both contracts are expected to close in 2001 and are subject to certain conditions.


(7) SEGMENT REPORTING

The following disclosure includes information on the Company's operating segments (in thousands):

                                                  Income
                                                 Producing
                                                Real Estate,
                                                Principally    Mortgage
                                                 Shopping        Notes
                                                  Centers      Receivable     Other     Consolidated
                                                ------------   ----------    --------   ------------
Three months ended September 30, 2000:
Total revenues                                    $ 25,905      $  1,912     $    236     $ 28,053
                                                  ========      ========     ========     ========
Net operating income before
  interest expense                                $ 20,053      $  1,912     $    213     $ 22,178
                                                  ========      ========     ========     ========
Net operating income after
  interest expense                                $  9,573      $  1,404     $    213     $ 11,190
                                                  ========      ========     ========     ========

Net operating income from reportable
  Segments                                                                                $ 11,190
    Depreciation and amortization                                                           (3,539)
    General, administrative and other                                                       (1,732)
    Minority interests in income of OP's                                                      (276)
    Preferred share distributions                                                           (1,952)
                                                                                          --------
Net income to common shareholders                                                         $  3,691
                                                                                          ========

Three months ended September 30, 1999:
Total revenues                                    $  6,554      $  1,964     $     57     $  8,575
                                                  ========      ========     ========     ========
Net operating income before
  interest expense                                $  4,644      $  1,964     $     17     $  6,625
                                                  ========      ========     ========     ========



Net operating income after
  interest expense                                $  2,352      $  1,182     $     17     $  3,551
                                                  ========      ========     ========     ========

Net operating income from reportable Segments                                             $  3,551
    Depreciation and amortization                                                           (1,067)
    General, administrative and other                                                         (323)
    Minority interests in income of OP                                                        (335)
                                                                                          --------
Net income to common shareholders                                                         $  1,826
                                                                                          ========


                                               Income
                                             Producing
                                            Real Estate,
                                            Principally    Mortgage
                                              Shopping       Notes
                                              Centers      Receivable      Other       Consolidated
                                            ------------   ----------    ----------    ------------
Nine months ended September 30, 2000:
Total revenues                               $  42,555     $   5,774     $      363     $  48,692
                                             =========     =========     ==========     =========
Net operating income before
  interest expense                           $  32,225     $   5,774     $      207     $  38,206
                                             =========     =========     ==========     =========
Net operating income after
  interest expense                           $  16,029     $   3,290     $      207     $  19,526
                                             =========     =========     ==========     =========

Net operating income from reportable
  Segments                                                                              $  19,526
    Depreciation and amortization                                                          (6,235)
    General, administrative and other                                                      (2,559)
    Minority interests in income of OP's                                                     (850)
    Preferred share distributions                                                          (2,275)
                                                                                        ---------
Net income to common shareholders                                                       $   7,607
                                                                                        =========

Nine months ended September 30, 1999:
Total revenues                               $  18,563     $   5,927     $      155     $  24,645
                                             =========     =========     ==========     =========
Net operating income before
  interest expense                           $  13,151     $   5,927     $       36     $  19,114
                                             =========     =========     ==========     =========
Net operating income after
  interest expense                           $   6,854     $   3,726     $       36     $  10,616
                                             =========     =========     ==========     =========

Net operating income from reportable
  Segments                                                                              $  10,616
    Depreciation and amortization                                                          (2,980)
    General, administrative and other                                                      (1,468)
    Minority interests in income of OP                                                       (968)
                                                                                        ---------
Net income to common shareholders                                                       $   5,200
                                                                                        =========



At September 30, 2000:
  Investment in real estate and mortgage
   notes receivable                          $ 688,753     $  62,199     $    8,618     $ 759,570
                                             =========     =========     ==========     =========
  Borrowings                                 $ 473,170     $  44,188     $       --     $ 517,358
                                             =========     =========     ==========     =========

At December 31, 1999:
  Investment in real estate and
    mortgage notes receivable                $ 173,076     $  63,385     $    8,893     $ 245,354
                                             =========     =========     ==========     =========
  Borrowings                                 $ 119,520     $  36,809     $       --     $ 156,329
                                             =========     =========     ==========     =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Kramont was formed through the merger of Kranzco and CV Reit, effective June 16, 2000. The Agreement and Plan of Reorganization and Merger dated December 10, 1999 was adopted and approved by the shareholders of both Kranzco and CV Reit on June 6, 2000. Terms of the merger called for common shareholders of both companies to each receive one share of Kramont common stock for each outstanding share of CV Reit and Kranzco common stock on a tax-free basis and for the exchange of Kranzco preferred shares for Kramont preferred shares with the same rights.

                              RESULTS OF OPERATIONS

The merger of CV Reit and Kranzco was accounted for as a purchase by CV Reit of Kranzco. Accordingly, the operating results of the net assets acquired are included in the consolidated financial statements from the effective date of the merger which was June 16, 2000. As a result, the Company believes the comparison for the three and nine months periods may not be meaningful.

NET INCOME

     THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

For the quarter ended September 30, 2000, net income to common shareholders of beneficial interest was $3.7 million or $.20 per common share compared to $1.8 million or $.23 per share for the same period of 1999.

During the quarter ended September 30, 2000, rent revenue and operating expenses increased by $19.4 million and $3.9 million, respectively (a net rental income increase of $15.4 million), primarily due to the merger of CV Reit and Kranzco. The increase also reflects improved operating results from income producing properties owned by CV Reit prior to the merger.

Interest expense increased by $7.9 million during the third quarter of 2000 primarily as a result of increased borrowings assumed in the merger of CV Reit and Kranzco, as well as an increase in interest rates on floating rate debt. Interest expense during the third quarter of 2000 also included an exit fee of $.5 million for a credit facility which was repaid in August, 2000.

Depreciation and amortization increased by $2.5 million primarily due to the addition of 62 shopping centers as a result of the merger of CV Reit and Kranzco.

Interest income increased by $106,000 during the third quarter of 2000, primarily attributable to higher cash balances invested at higher interest rates, offset by scheduled repayments of mortgage notes receivable (see Note 4) which are long term and require self-amortizing payments through 2023.

General and administrative expenses increased by $1.4 million primarily due to higher professional fees, performance related bonuses, and increased personnel as a result of the merger of CV Reit and Kranzco.

The $59,000 increase in equity in income of unconsolidated affiliates was primarily attributable to Drexel.

     NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

For the nine months ended September 30, 2000, net income to common shareholders of beneficial interest was $7.6 million or $.62 per share compared to $5.2 million or $.65 per common share for the same period of 1999.

During the nine months ended September 30, 2000, rent revenue and operating expenses increased by $24.0 million and $5.0 million, respectively (a net rental income increase of $19.0 million), primarily due to the merger of CV Reit and Kranzco. The increase also reflects improved operating results from income producing properties owned by CV Reit prior to the merger.

Interest expense increased by $10.1 million during the nine months of 2000 as a result of increased borrowings assumed in the merger of CV Reit and Kranzco, as well as an increase in interest rates on floating rate debt. Interest expense during the nine months of 2000 also included an exit fee of $.5 million for a credit facility that was repaid in August, 2000.

Depreciation and amortization increased by $3.2 million principally due to the addition of 62 shopping centers as a result of the merger of CV Reit and Kranzco.

Interest income increased by $50,000 during the nine months of 2000, primarily attributable to higher cash balances invested at higher interest rates, offset by scheduled repayments of mortgage notes receivable (see Note 4) which are long term and require self-amortizing payments through 2023.

General and administrative expenses increased by $1.5 million primarily due to higher professional fees, performance related bonuses, and increased personnel as a result of the merger of CV Reit and Kranzco.

The $118,000 increase in equity in income of unconsolidated affiliates was primarily attributable to Drexel.

FUNDS FROM OPERATIONS

Funds From Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts (NAREIT), consists of net income (computed in accordance with generally accepted accounting principles) before depreciation and amortization of real property, extraordinary items and gains and losses on sales of real estate.

The following schedule reconciles FFO to net income (in thousands):

                                                         Three Months Ended          Nine Months Ended
                                                            September 30,               September 30,
                                                          2000         1999          2000          1999
                                                        -------       -------       -------       -------
Net income to common shareholders                       $ 3,691       $ 1,826       $ 7,607       $ 5,200

Depreciation and amortization of real
  property (including unconsolidated affiliates)*         3,339           932         5,733         2,614
                                                        -------       -------       -------       -------
FFO                                                     $ 7,030       $ 2,758       $13,340       $ 7,814
                                                        =======       =======       =======       =======

* Net of amounts attributable to minority interests.

The Company believes that FFO is an appropriate measure of operating performance because real estate depreciation and amortization charges are not meaningful in evaluating the operating results of the Company's properties and could distort the comparative measurement of performance and may not be relevant to ongoing operations. However, FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to either net income as a measure of the Company's operating performance or to cash flows from operating activities as an indicator of liquidity or cash available to fund all cash flow needs. In addition, since other REITs may not calculate FFO in the same manner, FFO presented herein may not be comparable to that reported by other REITs.


                         LIQUIDITY AND CAPITAL RESOURCES


CONSOLIDATED STATEMENTS OF CASH FLOWS

Net cash provided by operating activities, as reported in the Consolidated Statements of Cash Flows, amounted to $13.5 million for the nine months ended September 30, 2000 compared to $7.6 million for the same period in 1999. These amounts generally reflect FFO and net changes in other assets and liabilities.

Net cash used in investing activities for the nine months ended September 30, 2000 increased to $3.0 million from net cash used in investing activities of $1.6 million for the same period in 1999. The 2000 amounts reflect $5.3 million net cash received in the merger of CV Reit and Kranzco and $1.2 million of collections on mortgage notes receivable partially offset by $2.5 million of capital improvements, as well as an increase in restricted cash of $1.7 million. The 1999 amounts principally consist of $1.3 million of capital improvements and $1.2 million used in the acquisition of three shopping centers in 1999, partially offset by $1.1 million of collections on mortgage notes receivable.

Net cash used in financing activities increased to $6.7 million for the nine months ended September 30, 2000 from net cash used in financing activities of $6.3 million in the same period in 1999. The 2000 amounts consist of cash distributions of $12.7 million to shareholders and $1.3 million to minority interests, partially offset by $7.3 million of net proceeds from borrowings. The 1999 amounts consist of cash distributions amounting to $6.9 million to stockholders and $1.3 million to minority interests, partially offset by $2.5 million of net proceeds from borrowings.


BORROWINGS

At September 30, 2000, borrowings were $517.4 million. Scheduled principal payments over the remainder of this year and the next five years are $417.8 million with $99.6 million due thereafter. Borrowings consist of $391.9 million of fixed rate indebtedness, with a weighted average interest rate of 7.82% at September 30, 2000, and $125.5 million of variable rate indebtedness with a weighted average interest rate of 8.36% at September 30, 2000. The borrowings are collateralized by a substantial portion of the Company's real estate and the Recreation Notes. The Company expects to refinance certain of these borrowings, at or prior to maturity, through new mortgage loans on real estate. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancing can be achieved.

As of September 30, 2000, aggregate principal payments on all outstanding indebtedness were due, as follows (in thousands):

                               2000            $ 13,329
                               2001              11,137
                               2002              12,692
                               2003             321,047
                               2004              47,137
                               2005              12,450
                               Thereafter        99,566
                                               --------
                                               $517,358
                                               ========

Effective August 1, 2000, the Company entered into an Amended and Restated Loan and Credit Facility Agreement (the "Amended Facility") with GMAC Commercial Mortgage ("GMAC") wherein GMAC increased an existing $100 million facility to a $155 million facility. The Amended Facility is a non-revolving line of credit with individual loan terms of three years if funds are advanced within the first twelve months, and two years if funds are advanced during the thirteenth to the eighteenth months. Advances under the Amended Facility: (1) must be secured by assets based on specified aggregate loan to value and debt service coverage ratios, (2) bear interest at an annual rate of one month LIBOR plus a spread ranging from 185 to 295 basis points, based on loan to value ratios, and (3) may be drawn only during the first eighteen months of the credit facility. Additional provisions include a 1/2% commitment fee, a minimum net worth covenant of $175.0 million, cross-default and cross-collateralization requirements, and under certain conditions an exit fee. Advances under the Amended Facility may be used to fund acquisitions, expansions, renovations, financing and refinancing of real estate. As of September 30, 2000, the Company had $105.1 million outstanding under the $155 million Amended Facility, including $45.3 million that was funded upon closing the Amended Facility on August 1, 2000. These proceeds, along with $1.2 million in cash, were used to pay off a line of credit that was assumed in the merger with Kranzco and matured on August 1, 2000. Interest rate caps in the notional amount of $87.3 million were purchased upon closing of the Amended Facility. Pursuant to the Amended Facility, the Company is required to make monthly escrow payments for the payment of tenant improvements and repair reserves.

In 1996, Kranzco entered into a seven year, fixed rate real estate mortgage loan in the principal amount of $181.7 million (the " Mortgage Loan"), at a weighted average interest rate of 7.96%, which is inclusive of trustee and servicing fees. The Mortgage Loan is secured by twenty seven shopping center properties (the "Mortgaged Properties"). The entire outstanding principal balance of the Mortgage Loan is due in June 2003. As a condition of the Mortgage Loan, Kranzco was required to establish a Sinking Fund Account and a Capital and Tenant Improvement (TI) Reserve Account. The balance in the Sinking Fund Account as of September 30, 2000 was $612,000. All funds in the Capital and TI Reserve Account may be used to fund capital improvements, repairs, alterations, tenant improvements and leasing commissions at the Mortgaged Properties.

In 1998, Kranzco obtained a $65.9 million fixed rate mortgage from Salomon Brothers Realty Corp. This mortgage is secured by nine properties acquired by Kranzco in September 1998. The mortgage bears a fixed interest rate of 7% per annum and requires monthly payments of interest and principal based on a 30-year amortization. The mortgage matures on October 1, 2008. The outstanding balance on the mortgage was approximately $64.7 million as of September 30, 2000. Pursuant to the mortgage, the Company is required to make monthly escrow payments for the payment of tenant improvements and repair reserves.

In addition, the Company has twenty-eight mortgages outstanding as of September 30, 2000 which were primarily assumed in connection with various acquisitions of certain shopping centers. These mortgages have maturity dates ranging from 2000 through 2009. Twenty of the twenty-eight mortgages have fixed interest rates ranging from 6.08% to 10.28%. The outstanding principal balance on these mortgages at September 30, 2000 was approximately $119.8 million. Three mortgages with an outstanding principal balance at September 30, 2000 of $3.4 million have interest rates payable at a rate adjusted each year equal to the sum of Moody's A Corporate Bond Index Daily Rate plus 0.125% per annum, rounded up to the next highest 1/8 percentage rate. Two mortgages with an outstanding principal balance at September 30, 2000 of $6.7 million have interest rates payable at a rate adjusted each year equal to the sum of Moody's A Corporate Bond Index Daily Rate minus 0.125% per annum, rounded up to the next highest 1/8 percentage rate. Two mortgages with an outstanding principal balance at September 30, 2000 of $6.2 million have interest rates payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 2.5%. One mortgage with an outstanding principal balance at September 30, 2000 of $3.2 million has an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 1.6%.

The Company also has $25.7 million of borrowings consisting of Collateralized Mortgage Obligation, net of unamortized discount, with a fixed effective interest rate of 8.84%which are collateralized by the Recreation Notes and require self-amortizing principal and interest payments through March 2007.

The Company has an unsecured line of credit with an outstanding balance at September 30, 2000 of $.8 million and has an interest rate payable at a rate adjusted monthly to the sum of the bank's prime rate plus .5%.

The Company has a secured line of credit in the amount of $3.5 million with an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 1.8%. At September 30, 2000 there was no outstanding balance on this line of credit.

CAPITAL RESOURCES

The Company's funds are generated from rent revenue net of operating expense from income producing properties and, to a much lesser extent, interest income on the mortgage notes receivable. The Company believes that the operating funds will be sufficient in the foreseeable future to fund operating and administrative expenses, interest expense, recurring capital expenditures and distributions to shareholders in accordance with REIT requirements. Sources of capital for non-recurring capital expenditures and scheduled principal payments, including balloon payments, on outstanding borrowings are expected to be obtained from property refinancings, scheduled principal repayments on the mortgage notes receivable, sales of non-strategic real estate, the Company's lines of credit and/or potential debt or equity financing in the public or private markets.

SUBSEQUENT EVENTS

The Company sold one of its properties on November 1, 2000. The property was an 80,000 square foot, free-standing building located in Flint, MI. As a result of this sale the Company recorded gross proceeds of $3.9 million and a net gain on the sale of approximately $150,000. The proceeds of the sale were used to pay down debt obligations of approximately $2.3 million and for general corporate purposes.

NEW PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. SFAS 133 was to become effective for periods beginning after June 15, 1999; however, SFAS 133 has been amended by SFAS 137, which delayed the effective date to periods beginning after June 15, 2000. The Company is currently reviewing this pronouncement to determine its impact, if any, on the Company's financial statements.

                                    INFLATION

During recent years, the rate of inflation has remained at a low level and has had minimal impact on the Company's operating results.

Most of the tenant leases contain provisions designed to lessen the impact of inflation. These provisions include escalation clauses which generally increase rental rates annually based on cost of living indexes (or based on stated rental increases which are currently higher than recent cost of living increases), and percentage rentals based on tenant's gross sales, which generally increase as prices rise. Many of the leases are for terms of less than ten years which increases the Company's ability to replace those leases which are below market rates with new leases at higher base and/or percentage rentals. In addition, most of the leases require the tenants to pay their proportionate share of increases in operating expenses, including common area maintenance, real estate taxes and insurance.

However, in the event of significant inflation, the Company's operating results could be adversely affected if general and administrative expenses and interest expense increase at a rate higher than rent income or if the increase in inflation exceeds rent increases for certain tenant leases which provide for stated rent increases (rather than based on cost of living indexes).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary exposure to market risk is to changes in interest rates. The Company has both fixed and variable rate debt. The Company has $517.4 million of debt outstanding as of September 30, 2000 of which $391.9 million has been borrowed at fixed rates ranging from 6.08% to 10.28%, with maturities through 2009. As these debt instruments mature, the Company typically refinances such debts at their existing market interest rates which may be more or less than interest rates on the maturing debt. Changes in interest rates have different impacts on the fixed and variable rate portions of the Company's debt portfolio. A change in interest rates on the fixed debt impacts the net market value of the debt but has no impact on interest incurred or cash flows. Interest rate changes on variable debt impacts the interest incurred and cash flows but does not impact the net market value of the debt instrument.

Based on the variable debt of the Company as of September 30, 2000, a 100 basis point increase in interest rates would result in an additional $1.3 million in interest incurred per year and a 100 basis decline would lower interest incurred by $1.3 million per year.

           FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

Certain statements contained in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere in this Form 10-Q, that are not related to historical results, are forward looking statements, such as anticipated liquidity and capital resources, completion of potential acquisitions and collectibility of mortgage notes receivable. The matters referred to in forward looking statements are based on assumptions and expectations of future events which may not prove to be accurate and which could be affected by the risks and uncertainties involved in the Company's business; accordingly, actual results may differ materially from those projected and implied in the forward looking statements. These risks and uncertainties include, but are not limited to, the effect of conditions in the commercial real estate market and the economy in general, the level and volatility of interest rates, the impact of current or pending legislation and regulation, as well as certain other risks described in the Form 10-Q. Subsequent written and oral forward looking statements attributable to the Company or persons acting on the Company's behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere described in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission.


                           PART II. OTHER INFORMATION

ITEM 1.           Legal Proceedings

                  None.

ITEM 2.           Changes in Securities and Use of Proceeds

                  None.

ITEM 3.           Defaults upon Senior Securities

                  None.

ITEM 4.           Submission of Matters to a Vote of Security Holders

                  None.

ITEM 5.           Other Information

                  Not Applicable.

ITEM 6.           Exhibits and Reports on Form 8-K:


Exhibits:

         27       Financial Data Schedule



Reports on Form 8-K:

                  On August 10, 2000, the Registrant filed a Current Report on Form 8-K, reporting under Item 5 "Other Events" the amendment of the Registrant's credit facility with GMAC Commercial Mortgage Corporation, whereby the existing $100 million credit facility was increased to $155 million.

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   KRAMONT REALTY TRUST
                                           -------------------------------------
                                                       (Registrant)

                                           /s/ Louis P. Meshon, Sr.
November 13, 2000                          -------------------------------------
                                           Louis P. Meshon Sr., President


                                           /s/ Etta M. Strehle
November 13, 2000                          -------------------------------------
                                           Etta M. Strehle, Chief Financial
                                           Officer and Treasurer