Form 10-K
period 2000-12-31
KRAMONT REALTY TRUST
filed 2001-03-30
CIK 1111205

                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-K
(Mark One)
  X     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934.

                For the fiscal year ended December 31, 2000

                                     OR

_____     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ________________ to ________________

                       Commission File Number 1-15923

                            KRAMONT REALTY TRUST
           (Exact name of registrant as specified in its charter)

           Maryland                                 25-6703702
    (State of incorporation)            (I.R.S. employer identification no.)

       580 West Germantown Pike, Suite 200, Plymouth Meeting, PA 19462
                  (Address of principal executive offices)

   Registrant's telephone number, including area code: 610-825-7100

         Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of exchange
Title of Class                                      on which registered
--------------                                    -----------------------
Common Shares of Beneficial Interest,             New York Stock Exchange
$.01 par value

9.75% Series B-1 Cumulative Convertible           New York Stock Exchange
Preferred Shares of Beneficial Interest,
$.01 par value

9.50% Series D Cumulative Redeemable              New York Stock Exchange
Preferred Shares of Beneficial Interest,
$.01 par value

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.     YES     X       NO________

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

The aggregate market value of the voting stock held by non-affiliates of the
Registrant was approximately $219 million based on the closing price on the
New York Stock Exchange for such stock on March 23, 2001.

The number of shares of the Registrant's Common Shares of Beneficial Interest
outstanding was 18,752,912 as of March 23, 2001.

          Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in "Management's Discussion and Analysis of
Results of Operations and Financial Condition" and elsewhere in this Annual
Report on Form 10-K, that are not related to historical results, are forward-looking statements, such as anticipated liquidity and capital resources, completion of potential acquisitions and collectibility of mortgage notes receivable.  The matters referred to in forward-looking statements are based on assumptions and expectations of future events which may not prove to be accurate and which could be affected by the risks and uncertainties involved in the Company's business many of which cannot be predicted with accuracy and some of which might not even be anticipated.
Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results may differ materially from those projected and implied in the forward-looking statements.  These risks and uncertainties include, but are not limited to, the burden of the Company's substantial debt obligations;  the risk that the
Company may not be able to refinance its debt obligations on reasonable terms, if at all; the highly competitive nature of the real estate leasing market; adverse changes in the real estate markets including, among other things, competition with other companies; general economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of prospective tenants and lease rents; financial condition and bankruptcy of tenants, including disaffirmance of leases by bankrupt tenants; the availability and terms of debt and equity financing; risks of real estate acquisition, expansion and renovation; construction and lease-up delays; the level and volatility of interest rates; governmental actions and initiatives; environmental/safety requirements; as well as certain other risks described in this Form 10-K.
Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere described in this Form
10-K and in other reports we filed with Securities and Exchange Commission.

                              TABLE OF CONTENTS

                                                                  Form 10-K
Item No.                                                         Report Page
--------                                                         -----------

                                   PART I

                                   PART II

5.  Market for the Registrant's Common Equity and Related
    Shareholder Matters  . . . . . . . . . . . . . . . . . . . . . . .  11
6.  Selected Financial Data  . . . . . . . . . . . . . . . . . . . . .  13
7.  Management's Discussion and Analysis of Financial

9.  Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosures . . . . . . . . . . . . . . .  43

                                  PART III

10. Trustees and Executive Officers of the Registrant  . . . . . . . .  43
11. Executive Compensation   . . . . . . . . . . . . . . . . . . . . .  43
12. Security Ownership of Certain Beneficial Owners and
    Management   . . . . . . . . . . . . . . . . . . . . . . . . . . .  43
13. Certain Relationships and Related Transactions . . . . . . . . . .  43

                                   PART IV

14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.  43

                                   PART I

Background

Kramont Realty Trust, a Maryland real estate investment trust ("Kramont")
acquired its assets through the merger of the businesses of Kranzco Realty
Trust ("Kranzco") and CV Reit, Inc. ("CV Reit") into Kramont effective as of
June 16, 2000 (the "Merger").  The Agreement and Plan of Reorganization and
Merger, dated as of December 10, 1999 was adopted and approved by the shareholders of both companies on June 6, 2000.  Terms of the Merger called for holders of common shares of both companies to each receive one common share of beneficial interest of Kramont (each, a "Common Share" and collectively, the "Common Shares") for each outstanding common share of CV
Reit and Kranzco on a tax-free basis, and for holders of Kranzco preferred shares to receive in exchange for such Kranzco preferred shares, Kramont preferred shares with the same rights. The Merger was accounted for as a purchase by CV Reit of Kranzco for accounting purposes.

Kramont and its consolidated subsidiaries are hereinafter referred to as the
"Company".

Item 1. Business

Kramont is a self-administered, self-managed equity real estate investment trust ("REIT")  which is engaged in the ownership, acquisition, redevelopment, management and leasing of community and neighborhood shopping centers. Kramont does not directly own any assets other than its interest in
Kramont Operating Partnership, L.P. ("Kramont OP") and Montgomery CV Realty
L.P. ("Montgomery OP") (together with their wholly-owned subsidiaries hereinafter collectively referred to as the "OPs"). The OP's own all of the
Company's other assets and conduct its operations through an Umbrella
Partnership REIT (UPREIT) structure. As of December 31, 2000, the Company owned 93.49% of Kramont OP and is its sole general partner. As of December
31, 2000, the Company  owned 99.87% of the beneficial interest of Montgomery
OP and  owned 100% of its sole general partner.

The Trust and its consolidated subsidiaries are hereinafter referred to as the "Company".

Recent Developments

Effective August 1, 2000, the Company entered into an Amended and Restated
Loan and Credit Facility Agreement (the "Amended Facility") with GMAC
Commercial Mortgage ("GMAC")  wherein GMAC  increased an existing $100 million facility to $155 million.  The Amended Facility is a non-
revolving line of credit with individual loan terms of three years if funds are advanced within the first twelve months, and two years if funds are advanced during the thirteenth to the eighteenth months. Monies borrowed under the Amended Facility, along with $1.2 million in cash, were used to pay off a line of credit that was assumed in the Merger and matured on August 1, 2000.

On December 15, 2000, the Company, in a private transaction, repurchased 146,800 shares, or  eight percent, of the Company's Series D Cumulative Redeemable
Preferred Shares of Beneficial Interest, for $2.3 million or $16.00 per share.

On December 22, 2000 the Company received $27.5 million from privately owned
Hilcoast Development Corporation, consisting of the entire $24.5 million principal  balance of a real estate mortgage note held by the Company and a prepayment penalty of $3.0 million. The note bore interest of 11% per year and required payments through 2023. The Company utilized these proceeds to retire
$18.5 million of debt and utilizes the remaining $9.0 million for investment and general corporate purposes.

Financial information about industry segments

The Company is in the business of owning, managing, operating, leasing, acquiring, developing, investing in and disposing of neighborhood and community shopping centers and free-standing properties. The Company reports operating information for 2 segments.  See the Consolidated Financial
Statements and notes thereto included in Item 8 of this Annual Report on Form
10-K for certain financial information required by Item 1.

Operating Strategies

Our primary business objectives are to increase Funds From Operations (see
Management's Discussion and Analysis of Results of Operations and Financial
Condition for a definition of Funds From Operations) and to enhance the value of our properties. It has been our operating strategy to achieve these objectives through:

     o    Efficient operation of our properties including active leasing and property management, maintenance of high occupancy levels, increasing rental rates and controlling operating and capital costs.

     o    Acquisition of additional properties which satisfy our criteria, at favorable prices, including properties requiring renovation or re-
          leasing.

     o    Completion of strategic renovations and expansions to further maximize operating cash flows.

     o    Attainment of greater access to financing sources.

Acquisition Strategies/Investment Strategies

The Company intends to make acquisitions in a manner consistent with the requirements of the Internal Revenue Code of 1986, as amended (the "Code")
applicable to REITs and related regulations with respect to the composition of the Company's portfolio and the derivation of income unless, because of circumstances or changes in the Code (or any related regulation), the trustees
(the "Trustees") of the Company determine that it is no longer in the best interests of the Company to qualify as a REIT. The Company's acquisition strategy is to opportunistically acquire properties which need replacement anchor tenants or where the Company's management expertise and reputation can enhance value. That strategy includes acquiring and rehabilitating properties in new markets with strong demographic characteristics in order to reduce the
Company's sensitivity to regional economic cycles. The Company will seek to utilize its UPREIT structure to acquire interests in properties in exchange for units of limited partner interest in Kramont OP. Since the Company is an UPREIT, potential transferors of property to the Company may be able to transfer the property on a tax-deferred basis.

The Company will generally acquire fee simple or leasehold interests in real property consistent with the Company's acquisition strategies set forth above.  However, the Company may make equity investments through joint ventures with developers, owners or other persons which may provide for, among other terms, (i) a cumulative preference as to cash distributions; (ii)
a participation in net cash flows from operations; and (iii) a participation in the appreciation of the value of the underlying real property.  The
Company contemplates that it would maintain at least equal control over the underlying real property to be operated by any joint venture (including possibly the day-to-day management of the real property) and additional investments in or sale or financing of such underlying real property.  The
Company may also acquire investments in real property or real estate oriented companies through issuance of debt or equity securities in exchange for investments or by such other methods as the Trustees deem to be in the best interests of the Company.

The Company may acquire securities of other REITs or other issuers or purchase or otherwise acquire its own shares.  The Company does not anticipate investing in issuers of securities, other than REITs, for the purpose of exercising control or underwriting securities of other issuers or acquiring any investments primarily for sale in the ordinary course of business or to hold any investments with a view to making short-term profits from their sale. Although the Company may make loans to other entities or persons, it has no plans to do so. In the future, the board of trustees will consider any transaction involving loans to other entities or persons on a case by case basis.

Financing Strategies

The Company intends to maintain a conservative ratio of debt to estimated value of the Company's real estate assets (as determined by the Trustees), taking into consideration the tenants in occupancy, gross rental revenues,

geographic location and other factors affecting the value of the Company's properties. The Company intends to finance acquisitions with the most appropriate sources of capital, as determined by the Trustees, which may include limited partner units in Kramont Operating Partnership, L.P., available cash flows from operations, the issuance of other equity securities, the sale of investments and, within the debt guidelines described above, bank and other institutional borrowings and the issuance of debt securities.  Future borrowings by the Company for acquisitions may be either on a secured or unsecured basis.

The Company will not have a policy limiting the number or amount of mortgages that may be placed on any particular property, but mortgage financing instruments will usually limit additional indebtedness on specific properties.

Operating Practices

Virtually all operating and administrative functions, such as leasing, data processing, maintenance, finance, accounting, construction and legal, are centrally managed at the Company's headquarters.  In addition, the Company maintains regional offices in Georgia, New York, Virginia, Florida and
Pennsylvania.  On-site functions such as security, maintenance, landscaping, sweeping, plumbing, electrical and other similar activities are either performed by the Company or subcontracted.  The cost of these functions are passed through to tenants to the extent permitted by their respective leases.

The Company has computer software systems designed to support its operating and administrative functions and to optimize management's ability to own, operate and manage additional properties without significant increase in its general and administrative expenses.  The Company's systems allow instant access to floor plans, store availability, lease data, tenants' sales history, cash flows and budgets.

Assets

At December 31, 2000, the book value of the Company's assets amounted to
$764.0 million, including $685.3 million in income producing real estate and
$37.2 million in real estate mortgage notes receivable. A description of the
Company's principal assets follows:

Properties

Income Producing Real Estate - Please refer to Item 2. Properties - Real
Estate - Income Producing.

Mortgage Notes Receivable

At December 31, 2000 the Company's mortgage notes receivable amounted to
$37.2 million including an aggregate of $10.0 million due from H. Irwin Levy, a member of the Company's Board of Trustees. They are secured by first mortgages on the recreation facilities at the three Century Village adult condominium communities in south east Florida. As of December 31, 2000, none of the mortgage notes were delinquent.

The notes provide for self-amortizing equal monthly principal and interest payments in the aggregate amount of $6.5 million per annum, through January
2012 and bear interest at annual rates principally ranging from 13.25% to
13.5%. The notes are pledged as collateral for certain borrowings. Please refer to Item 13 - Certain Relationships and Related Transactions regarding related party transactions with  Mr. Levy.

Investments in Unconsolidated Affiliates

Self-Storage Warehouse Partnerships

The Company owns 45% - 50% general and limited partnership interests in three partnerships whose principal assets consist of self-storage warehouses located in southeast Florida, with an aggregate of approximately 2,800 units and 320,000 square feet, managed by independent parties.  The Company has no financial obligations with respect to

such  partnerships  except  under  state law, as general  partners.  The Company receives  monthly  distributions  from  each of the  partnerships  based on cash flows.

Drexel

Effective December 31, 1997, CV Reit acquired a 95% economic interest in
Drexel Realty, Inc. ("Drexel"), which for over 25 years has been engaged in the development, construction, leasing and management of real estate. Until the Merger,  Drexel managed the properties owned by Montgomery OP as well as six other properties located in Pennsylvania and New Jersey owned by third parties. During 2000, 1999 and 1998, management contracts for 20 additional properties were terminated, primarily as a result of Drexel's decision to concentrate mainly on management, leasing and renovation of the Company's properties. It is not contemplated that Drexel will seek additional third party management contracts in the future. Currently, 99% of the voting stock of Drexel is beneficially owned by Mr. Louis P. Meshon, Sr. and held in a voting trust and 100% of the non-voting interest is owned by the Montgomery
OP. Mr. Meshon currently serves as President of Drexel.

Industry Factors

Ownership of commercial real estate involves risks arising from changes in economic conditions generally and in the commercial real estate market specifically, as well as risks which result from property-specific factors such as the failure or inability to make needed capital improvements, competition, reductions in revenue arising from decreased occupancy or reductions in the level of rents obtainable, and factors which increase the cost of operating, financing and refinancing properties such as escalating interest rates and wage rates, increased taxes, fuel costs and other operating expenses and casualties. All of these kinds of risks can result in reduced net operating revenues available for distribution. The Company's ability to manage the properties effectively notwithstanding such risks and economic conditions will affect the funds available for distribution.

The results of operations of  the  Company also depend upon the availability of suitable opportunities for investment and  reinvestment of the Company's excess cash and on the yields available from time to time on real estate investments, which in turn depend to a large extent on the type of investment involved, prevailing interest rates, the nature and geographical location of the property, competition and other factors, none of which can be predicted with certainty.

Competition

The Company's competitors for acceptable investments include insurance companies, pension funds, and other REIT's which may have investment objectives similar to the Company's and some of which have greater financial resources than the Company's.  The Company is not aware of statistics which would allow the Company  to determine its position relative  to all of the
Company's competitors in the retail real estate industry.

Employees

As of December 31, 2000, the Company had approximately 120 full and part-time employees. None of the Company's employees are subject to a collective bargaining agreement and the Company has experienced no labor-related work stoppages. The Company considers its relations with its personnel to be good.

Tax Status

The Company expects to continue to qualify as a REIT. A trust, which qualifies as a REIT may, if it distributes at least 95% of ordinary taxable income (90% effective in 2001) for a taxable year, deduct distributions paid to shareholders with respect to such taxable year from taxable income.

A REIT is not required to distribute capital gain income but to the extent it does not, it must pay the applicable capital gain income tax unless it has ordinary losses to offset such capital gain income. The Company has historically distributed to the Company's shareholders capital gain income arising from principal repayments on the Company's mortgage notes receivable which are being reported on the installment method for tax purposes.

Item 2. Properties

Real Estate - Income Producing

The Company, directly or indirectly, owns  eighty-one neighborhood or community shopping centers and two office buildings, located in sixteen states comprising 10.8 million square feet. The properties are diverse in size, ranging from 8,000 square feet to 387,000 square feet of gross leasable area with an average of 130,000 square feet of gross leasable area. The shopping centers generally attract local area customers and are typically anchored by a supermarket, drugstore and/or discount stores. The centers are smaller than regional malls and do not depend on customers who travel long distances. The tenant base generally concentrates on everyday purchases from local customers. Anchor tenants attract shoppers who also often patronize the smaller shops. At December 31, 2000,  91.07% of the Company's gross leasable area was leased. Substantially all of the Company's income producing real estate is pledged as collateral for borrowings.

The following table sets forth certain pertinent information, as of December
31, 2000, regarding the Company's properties:

                                                                       Gross
                                                Year of               Leasable     Lease
                                                Latest                 Square    Occupancy Principal Tenants
     Property                          Year   Renovation/  Ownership    Area        Rate   (Lease Expiration/
Shopping Centers       Location      Acquired  Expansion   Interest  (Sq. Ft.)    12/31/00 Option Expiration)

Connecticut
Groton Square          Groton          2000      1999         Fee      194,862       98.28 Stop & Shop (2007/2027),
                                                                                           Kohl's (2020/2062)
Manchester Kmart Plaza Manchester      2000      1998         Fee      183,376       99.02 Kmart (2002/2022),
                                                                                           Pep Boys (2016/2036)
Milford                Milford         2000       N/A  Leasehold (2020) 25,200      100.00 Xpect Discount Drug (2004/2009)
Orange                 Orange          2000       N/A  Leasehold (2006) 27,000       00.00
Parkway Plaza I        Hamden          2000       N/A         Fee       72,530       10.65
Parkway Plaza II       Hamden          2000       N/A         Fee       91,164        3.95
Stratford Square       Stratford       2000       N/A         Fee      160,176       86.45 Marshalls (2005/2010),
                                                                                           Entertainment Cinema (2009/2039)

Florida
Century Plaza          Deerfield Beach 1982      1991         Fee       85,151       96.42 Broward County Library  (2001/2004)
Village Oaks           Pensacola       2000       N/A         Fee      171,653      100.00 Wal Mart (2008/2018),
                                                                                           Haverty Furniture Company (2003/2030)

Georgia
Bainbridge Town Center Bainbridge      2000       N/A         Fee      143,729       92.17 Kmart (2015/2065),
                                                                                           Food Lion (2010/2030)
Douglasville Crossing  Douglasville    2000       N/A         Fee      267,800       85.36 Wal Mart (2010/2040)(1),
                                                                                           Cub Foods Inc. (2010/2035),
                                                                                           Rhodes Furniture (2001/2005)
Holcomb Bridge         Roswell         2000                   Fee      105,420       89.73 Cub Foods Inc. (2008/2033),
                                                                                           Georgetown Interiors (2003/2008)
Northpark              Macon           2000      1998         Fee      195,355       98.62 Kroger (2008/2028),
                                                                                           Kmart (2013/2063)
Park Plaza             Douglasville    2000       N/A         Fee       46,495       88.10 Kroger (not owned by the Company)
Snellville Oaks        Snellville      2000       N/A         Fee      220,885       94.86 Wal Mart (2011/2041)(1),
                                                                                           Georgia State Theatres (2015/2025),
                                                                                           Food Lion Inc. (2011/2031)

                                        8

Summerville            Summerville     2000       N/A         Fee       67,809       95.87 Wal Mart (2004/2034)
Tifton Corners         Tifton          2000       N/A         Fee      186,629       98.39 Wal Mart (2011/2041),
                                                                                           Bruno's (2010/2025)
Tower Plaza            Carrollton      2000       N/A         Fee       87,990       87.23 Bruno's (2007/2027)
Vidalia                Vidalia         2000       N/A         Fee       93,696      100.00 Wal Mart (2005/2035)(1)
Village at Mableton    Mableton        2000      1998         Fee      239,474       96.52 Kmart (2014/2064),
                                                                                           Cub Foods (2009/2029),
                                                                                           CVS (2004/2019)

Kentucky
Harrodsburg
Marketplace            Harrodsburg     2000       N/A         Fee       60,048      100.00 Kroger (2007/2027)

Maryland
Anneslie               Baltimore       2000       N/A         Fee      175,745       74.41 Party City (2006/2016),
                                                                                           Rite Aid (2001/2016)
Campus Village         College Park    2000       N/A         Fee       25,529       91.38
Coral Hills            Coral Hills     2000       N/A         Fee       82,550       89.86 Shoppers Food Warehouse (2004/2029),
                                                                                           CVS (2008/2018)
Fox Run                Prince Frederick2000      1997         Fee      293,492       99.80 Kmart (2016/2066),
                                                                                           Giant Foods (2021/2051),
                                                                                           Peebles (2012/2032)
Hillcrest Plaza        Frederick       2000       N/A         Fee      109,526       92.70 Mid Atlantic Medical Services (2004/2007)

Michigan
Musicland              Livonia         2000       N/A         Fee       80,000      100.00 Media Play (2007/2027)

Mississippi
Brookway Village       Brookhaven      2000       N/A         Fee       47,587       29.84 Cato (2004/2009)
Towne Square           Columbus        2000       N/A         Fee      116,358       42.35 Jitney Jungle (2003)

New Jersey
Collegetown            Glassboro       2000      1995         Fee      250,234       95.93 Kmart (2001/2021),
                                                                                           Acme (2004/2044),
                                                                                           Pep Boys (2015/2020)
Hillcrest Mall         Phillipsburg    2000      1985         Fee      220,985       51.69 Staples (2010/2025),
                                                                                           Warren Hospital (2008/2018),
                                                                                           Consolidated Stores (2004/2019),
Lakewood Plaza         Lakewood        1999       N/A         Fee      202,499       99.68 Shop Rite Supermarkets (2010/2030),
                                                                                           Consolidated Stores (2002/2007)
Marlton Shopping
 Center- Phase I       Evesham         1998       N/A         Fee      146,524       86.84 T.J. Maxx (2011/2026)
                                                                                           Somnia (2003/2013)
Marlton Shopping
 Center- Phase II      Evesham         1998       N/A         Fee      154,066       92.92 Burlington Coat Factory (2006/2030),
                                                                                           HomeGoods (2006/2021)
Rio Grande Plaza       Rio Grande      1997      1997         Fee      138,747      100.00 JC Penney (2012/2042),
                                                                                           Peebles (2012/2022),
                                                                                           Sears (2006/2026)
Suburban Plaza         Hamilton        2000      1999         Fee      244,718       98.56 Shop Rite (2002/2017)

New York
A & P Mamaroneck       Mamaroneck      2000       N/A         Fee       24,978      100.00 A & P (2006/2016)
The Mall at
 Cross County          Yonkers         2000      2000         Fee      263,568      100.00 National Wholesale Liquidators
                                                                                           (2012/2032),
                                                                                           T.J. Maxx (2004/2014), HomeGoods (2010/2025)
                                                                                           The Sports Authority (2010/2025),
                                                                                           Circuit City (2018/2038)
Highridge              Yonkers         2000       N/A         Fee       88,501      100.00 Pathmark (2003/2027)
North Ridge            New Rochelle    2000       N/A         Fee       42,198       97.49 Harmon Cosmetics (2007/2017),
                                                                                           NRHMC (2011/2016)
Port Washington        Port Washington 2000       N/A      Leasehold    19,600      100.00 North Shore Farms (2003/2033)
                                                             (2067)
Village Square         Larchmont       2000       N/A         Fee       17,028       94.71 Trader Joe's (2009/2024)

North Carolina
Cary Plaza             Cary            2000       N/A         Fee       60,702      100.00 Food Lion (2010/2030)

Magnolia Plaza         Morganton       2000       N/A         Fee      104,539      100.00 Ingles Supermarket (2007/2062)

Ohio
Pickaway Crossing      Circleville     2000       N/A         Fee      127,130      100.00 Wal Mart (2009/2039)

Pennsylvania
555 Scott Street       Wilkes-Barre    1997       N/A         Fee        8,400      100.00 Pet Supplies Plus (2000/2005)
69th Street Plaza      Upper Darby     2000      1994         Fee       42,500      100.00 Drug Emporium (2003/2006)
Barn Plaza             Doylestown      2000      1998         Fee      213,108       94.46 Acme (2007/2037),
                                                                                           Marshalls (2004/2019),
                                                                                           Regal Cinemas, Inc. (2018/2026)
Bensalem Square        Bensalem        2000      1983         Fee       72,558       96.68 Pathmark (2009/2039)
Bethlehem Square       Bethlehem       2000      1994         Fee      386,820      100.00 TJ Maxx (2006/2021),
                                                                                           Home Depot (2010/2040),
                                                                                           Shop Rite (2010/2030)
Bradford Mall          Bradford        2000       N/A        Fee(2)    287,975       94.43 Kmart (2004/2049),
                                                                                           Consolidated Stores (2002/2012),
                                                                                           Ames (2008/2026)
Bristol Commerce       Bristol         2000      1993         Fee      275,519       88.00 Superfresh (2008/2038),
                                                                                           Ames (2020/2029)
Chesterbrook Village   Wayne           1997      1995         Fee      122,316       96.93 Genuardi Markets (2010/2030)
Collegeville           Collegeville    1998      1994         Fee      110,518       99.93 Acme (2003/2038),
                                                                                           Annie Sez (2002/2017)
Chalfont Village       New Britain     1999       N/A         Fee       46,051      100.00 Better Bodies (2005/2010)
Cherry Square          Northampton     1999       N/A         Fee       75,005       96.30 Redners Supermarket (2016/2021)
County Line Plaza      Souderton       1997      1998         Fee      175,079       99.43 Ames (2002/2017),
                                                                                           Clemens Markets (2007/2027)
Danville Plaza         Danville        1997      1987         Fee       24,052       88.43 CVS Pharmacy (2007/2027)
Dickson City           Dickson City    1997      1990         Fee       47,224      100.00 Office Max (2007/2017)
Franklin Center        Chambersburg    2000       N/A         Fee      174,892       86.99 Food Lion (2010/2030),
                                                                                           Big Lots (2001/2011),
                                                                                           Lowe's (2010/2018)(1)
Gilbertsville          Gilbertsville   1998       N/A         Fee       85,748       97.65 Weis Markets (2004/2019)
MacArthur Road         Whitehall       2000       N/A         Fee       50,856       55.76 Frank's Nursery (2002/2032)
New Holland Plaza      New Holland     1998       N/A         Fee       65,730       81.91 Amelia's Market (2010/2020),
                                                                                           Rite Aid (2017)
Mount Carmel Plaza     Glenside        1997       N/A         Fee       14,504      100.00 CVS Pharmacy (2002)
North Penn Marketplace Upper Gwynedd   1998       N/A         Fee       57,898      100.00 Weis Markets (not owned by Company) Eckerd Drugs (2003/2018),
Park Hills Plaza       Altoona         2000      1996         Fee      279,858       96.72 Weis Market (2022/2037),
                                                                                           Dunham's Sporting Goods (2005/2015),
                                                                                           Toys R Us (2015/2035),
                                                                                           Staples (2010/2019),
                                                                                           Superpetz (2005/2015)
Pilgrim Gardens        Drexel Hill     2000       N/A         Fee       83,358       96.04 Loehmann's (2003/2013),
                                                                                           QVC Network, Inc. (2000/2000)
Street Road            Bensalem        2000      1995         Fee       68,031      100.00 Drug Emporium (2002/2008),
                                                                                           Frank's Nursery (2007/2022)
Valley Fair            Tredyffrin      2000      1999         Fee      114,811       83.95 Oskar Huber Furniture (2011/2026)
                                                                                           Chuck E. Cheese (2010/2025)
Valley Forge Mall      Phoenixville    2000       N/A         Fee      177,379       69.14 Ames (2007/2025),
                                                                                           French Creek Outfitters (2007/2022)
Village at Newtown     Newtown         1998       N/A         Fee      177,032       98.86 Genuardi Markets (2008/2018),
                                                                                           Zany Brainy (2005/2015)
Whitehall Square       Whitehall       2000       N/A         Fee      298,023       93.36 Stop & Shop (2006/2024),
                                                                                           Phar Mor (2001/2016),
                                                                                           Today's Man (2002/2007),
                                                                                           The Sports Authority (2006/2036),
                                                                                           Kids R Us (2007/2027)
Whitemarsh             Conshohocken    1997      1996         Fee       67,546      100.00 Clemens Markets (2017/2027)
Woodbourne Square      Langhorne       1997       N/A         Fee       29,976       93.56 Rehab Place at Oxford Valley (2000)

Rhode Island
Wampanoag Plaza        East Providence 2000       N/A         Fee      242,162       75.60 Rx Drug (2001/2016),
                                                                                           Marshalls (2006/2006),
                                                                                           Savers/TVI, Inc. (2010/2025)

South Carolina
East Main Centre       Spartanburg     2000      2000         Fee      190,686      100.00 Wal Mart (2009/2039),
                                                                                           Goody's (2001/2007),
                                                                                           CT Tractor (2015/2030)
Park Centre            Columbia        2000      2000         Fee      226,705       98.43 Wal Mart (2009/2039)(1),
                                                                                           Harris Teeter (2012/2027),
                                                                                           Steinmart (2010/2030)

Tennessee
Meeting Square         Jefferson City  2000       N/A         Fee       92,968      100.00 Wal Mart (2009/2039)(1),
                                                                                           Food Lion (2009/2039)

Virginia
Culpeper Town Mall     Culpeper        2000      1999         Fee      132,882       89.51 Central Tractor (2005/2010),
                                                                                           Schewel Furniture (2001/2006),
                                                                                           Food Lion (2019/2039)
Marumsco-Jefferson
 Plaza                 Woodbridge      2000       N/A         Fee      323,235       75.21 Giant Food Store (2004/2024),
                                                                                           Peebles (2004/2010),
                                                                                           Consolidated Stores, Inc. (2002/2012)
Statler Crossing       Staunton        2000       N/A         Fee      166,944       97.13 Wal Mart (2009/2039)(1),
                                                                                           Rack 'N Sack (2013/2028)(1)

Office Buildings
Florida
Century Village
 Administration        W. Palm Beach    1970      1995         Fee       25,100      100.00 Siani Medical Center (2005/2011)
   Building
Pennsylvania
Plymouth Plaza         Plymouth Meeting 1997      1994         Fee       30,026      100.00 Drexel Realty, Inc. (2004),
                                                                                           Hudson United Bank (2007/2012)

    Totals                                                           10,826,721       91.07%
                                                                     ==========       =====

Footnotes:     (1) Includes space for which rent is being paid but which is not presently occupied.

               (2) 84,695 square feet gross leasable area is subject to a ground lease which expires in 2004.

Other Real Estate

The Company owns certain real estate acquired by deed in lieu of foreclosure and held for resale, consisting of three parcels of unimproved commercial land, totaling 38 acres located in southeast Florida, with a book value of
$5.5 million at December 31, 2000.

Item 3. Legal Proceedings

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2000.

                                   PART II

Item 5.   Market for Registrant's Common Shares and Related Security Holders
          Matters

The Common Shares are listed for trading on the New York Stock Exchange under the symbol "KRT". The following table sets forth the high and low sales prices per Common Share and the dividends per Common Share

which were  declared  by Kranzco  and CV Reit prior to the  Merger,  and Kramont after the Merger,  on the common shares of beneficial  interest of Kranzco,  the common stock of CV Reit, and the Common Shares,  respectively,  for each quarter during the past two years.

                      Kramont (CV Reit prior to Merger)
                      ---------------------------------
                                Market Price
                                ------------

                      High       Low       Dividends Declared
                      ----       ---       ------------------
2000
----
First Quarter         9.81      8.75          $       .29
Second Quarter       10.75      8.88                 .325
Third Quarter        10.13      9.19                 .325
Fourth Quarter        9.63      8.75                 .325
                                              -----------
                                              $      1.27
                                              ===========

1999
----
First Quarter        12.69     11.25          $       .29
Second Quarter       13.63     10.38                  .29
Third Quarter        13.06     11.75                  .29
Fourth Quarter       12.56      9.00                  .29
                                              -----------
                                              $      1.16
                                              ===========

                      Kramont (Kranzco prior to Merger)
                      ---------------------------------
                                Market Price
                                ------------
                      High       Low       Dividends Declared
                      ----       ---       ------------------
2000
----
First Quarter         9.00      8.00           $     .325
Second Quarter       10.75      8.88                 .325
Third Quarter        10.13      9.19                 .325
Fourth Quarter        9.63      8.75                 .325
                                               ----------
                                               $     1.30
                                               ==========
1999
----
First Quarter        15.16     11.56          $       .48
Second Quarter       14.56     11.50                  .48
Third Quarter        13.44      9.25                 .325
Fourth Quarter       10.31      7.50                 .325
                                              -----------
                                              $      1.61
                                              ===========

Both CV Reit and Kranzco, prior to the Merger, had paid regularly quarterly cash distributions on their common stock and common shares of beneficial interest, respectively, since the companies commenced operations in  January
1982 and November 1992, respectively.  Since the Merger, the Company has paid regularly quarterly cash distributions on its Common Shares. Future distributions paid by the Company will be at the discretion of the Board of  Trustees  and will  depend  on the  actual  cash  flow of the  Company,  its financial condition, capital requirements,  the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the Board of Trustees deem relevant.

As of March 23, 2001 there were 18,752,912 Common Shares outstanding, and the approximate number of holders of record of the Common Shares was 2,300 as of
March 23, 2001. The Company owns 18,752,912 OP units (representing the sole general partnership interest and 93.49% of the limited partnership interest in  Kramont OP. The Company indirectly owns 9,416,754 OP units representing a
99.87% partnership interest in Montgomery OP. The holders of substantially all of the remaining OP units have the right to require the OP's to redeem their OP units for cash at any time. However, upon a holder giving notice of the exercise of this right, the Company has the right to acquire such holder's OP units in exchange for cash or, if certain conditions are satisfied, an equal number of Common Shares.

On June 16, 2000, the Company sold to Mr. Louis P. Meshon, Sr. 75,000 restricted Common Shares at the then current market price per  Common Share of $10.16 for a total of $762,000 evidenced by a full recourse promissory note that matures on June 15, 2005. The note and the collateral therefore consisting of the restricted Common Shares, and Mr. Meshon's obligations under the note, will terminate on the earlier to occur of: (i) the note's full satisfaction, (ii) the note's fifth anniversary (if Mr. Meshon is still employed by the Company), or (iii) the termination of Mr. Meshon's employment following a change of control, termination of the employment of Mr. Meshon without cause or by Mr. Meshon for good reason, or because of Mr. Meshon's death or disability. The Company will pay to him an amount equal to any taxes payable by him, on a full gross-up basis, at the time his obligations under the note terminate.

Item 6. Selected Financial Data

The financial information included in the following table has been selected by the Company and has been derived from the consolidated financial statements for the periods indicated.

Under generally accepted accounting principals, the Merger was accounted for as a purchase by CV Reit of Kranzco. Therefore, all of the financial information prior to June 16, 2000, is for CV Reit.  All of the financial information included in the following table for periods on and after June 16,
2000 relates to the Company as a combined entity.

(dollars in millions, except share data)

                                                  Year Ended December 31,

                             2000(d)         1999           1998(c)        1997           1996

Revenues
  Rent                   $      69.5     $     25.6     $     17.2      $     2.7      $     1.1
  Interest and Other             8.1            8.0            8.8           10.6           11.7
                         -----------     ----------     ----------     ----------      ---------

Total Revenues           $      77.6     $     33.6     $     26.0     $     13.3      $    12.8
                         ===========     ==========     ==========     ==========      =========
Income before preferred
  distribution           $      17.6     $      7.2     $      8.8     $      8.5      $     9.4
                         ===========     ==========     ==========     ==========      =========

Net income to common
 shareholders            $      13.4     $      7.2     $     15.9(b)  $      8.5      $     9.6
                         ===========     ==========     ==========     ==========      =========

Funds From Operations    $      22.7     $     10.8     $      9.5     $      9.1      $     9.0
 (FFO) (a)               ===========     ==========     ==========     ==========      =========

Per common share:
  Net income, basic      $       .97     $      .91     $     1.99     $     1.07      $    1.20
  and Diluted            ===========     ==========     ==========     ==========      =========

  Dividends declared     $      1.27     $     1.16     $     1.16     $     1.16      $    1.14
                         ===========     ==========     ==========     ==========      =========
Average common shares
  outstanding, basic      13,857,409      7,966,621      7,966,621      7,966,621      7,966,621
                         ===========     ==========     ==========     ==========      =========

Average common shares
  outstanding, diluted    13,858,427      7,966,621      7,966,621      7,966,621      7,966,621
                         ===========     ==========     ==========     ==========      =========
At Year End:
Total assets             $     764.0     $    257.8     $    225.4     $    171.9      $   118.9
                         ===========     ==========     ==========     ==========      =========
Borrowings               $     500.3     $    156.3     $    121.9     $     66.3      $    35.1
                         ===========     ==========     ==========     ==========      =========
Beneficiaries equity:
    Total                $     225.2     $     77.6       $   79.6       $   72.9         $ 73.7
                         ===========     ==========     ==========     ==========      =========

     (a)  Funds From Operations ("FFO"), as defined by the National
          Association of Real Estate Investment Trusts (NAREIT), consists of net income (computed in accordance with generally accepted accounting principles) before depreciation and amortization of real property,  extraordinary items and gains and losses on sales of real estate.  Please refer to Item 7. Management's Discussion and
          Analysis of Results of Operations and Financial Condition for the
          calculation of FFO.

     (b)  Includes $7 million benefit arising from the reversal of deferred tax liability. Please refer to Note 1 to consolidated financial statements.

     (c)  On December 31, 1997, the CV Reit converted to an Umbrella
          Partnership REIT structure and formed Montgomery OP. Concurrent with this transaction, Montgomery OP acquired nine shopping centers, an office building and a 95% economic interest in Drexel for a purchase price of $61.7 million. During 1998, Montgomery OP purchased seven additional shopping centers for an aggregate purchase price of $74.6 million.

     (d)  On June 16, 2000, Kramont acquired its assets through the merger of
          CV Reit and Kranzco into Kramont. See Item 7. Management's
          Discussion and Analysis of Results of Operation and Financial
          Condition and Note 2 to the consolidated financial statements.

Item 7.   Management's Discussion and Analysis of Results of Operations and
          Financial Condition

The Company acquired its assets through the merger of the businesses of
Kranzco and CV Reit into the Company effective June 16, 2000.  The Agreement and Plan of Reorganization and Merger dated as of December 10, 1999  was adopted and approved by the shareholders of both companies on June 6, 2000.
Terms of the Merger called for holders of common shares of both companies to each receive one Common Share for each outstanding common share of CV Reit and Kranzco on a tax-free basis and for holders of Kranzco preferred shares to receive in exchange for such Kranzco preferred shares, Kramont preferred shares with the same rights.

                           Results of Operations

The merger of CV Reit and Kranzco was accounted for as a purchase by CV Reit of Kranzco. Accordingly, the operating results of the net assets acquired are included in the consolidated financial statements from the effective date of the merger which was June 16, 2000.  As a result,  the Company  believes the  comparison  for the  years  ended  December  31,  2000  and 1999 may not be meaningful.

Net Income

                            2000 Compared to 1999

For the year ended December 31, 2000, net income to common shareholders of beneficial interest was $13.4 million or $.97 per weighted average common share compared to $7.2 million or  $.91 per weighted average common share for the same period of 1999. The discussion below highlights the major components which caused the increase.

For the year ended December 31, 2000, rent revenue and operating expenses increased by $44.0 million and $10.3 million, respectively (a net rental income increase of $33.7 million), primarily due to the merger of CV Reit and Kranzco.
The increase also reflects improved operating results from income producing properties owned by CV Reit prior to the merger of CV Reit and Kranzco in the amount of $416,000.

Interest expense increased by $17.8 million during of 2000 principally as a result of increased borrowings assumed in the merger of CV Reit and Kranzco.
Interest expense during 2000 also included an exit fee of $.5 million for a credit facility which was repaid in August, 2000, and amortization of finance costs in the amount of $1.4 million.

Depreciation and amortization increased by $6.0 million primarily due to the addition of 62 shopping centers  as a result of the merger of CV Reit and
Kranzco.

Interest income increased by $68,000 during  2000, primarily attributable to higher cash balances invested at higher interest rates, offset by a reduction on the balance of the Company's mortgage notes receivable due to scheduled repayments of principal and the prepayment of the Hilcoast Note in December
2000. The Company's remaining mortgage notes receivables are long term and require self-amortizing payments through 2012.

General and administrative expenses increased by $3.0 million principally due to higher professional fees,  compensation costs including performance related bonuses and additional staff.

The $247,000 increase in equity in income of unconsolidated affiliates was primarily attributable to the reduction of general and administrative charges incurred by Drexel. As of the date of the Merger, these general and administrative charges are incurred by Kramont OP.

Gain on sale of assets increased to $3.1 million during 2000 and was attributable to the prepayment fee received from Hilcoast Development
Corporation for the early prepayment of the Hilcoast Note Receivable principal balance, as well as a capital gain of $150,000 recognized on the sale of an 80,000 square foot free-standing building in  Flint, Michigan.
There was no gain or loss in 1999 for the sale of assets.

                            1999 Compared to 1998

For the year ended December 31, 1999, net income was $7.2 million or $.91 per weighted average share compared to $15.9 million or $1.99 per weighted average share for the same period or 1998.

Net income for 1998 includes a $2.3 million gain from the sale of real estate, a $7.0 million deferred income tax benefit and $.3 million of non-
recurring expenses, principally in connection with the settlement of litigation. In addition, depreciation and amortization increased by $1.4 million in 1999 due to shopping center acquisitions. Excluding these non-
operational items, net income increased by $1.9 million. The discussion below highlights the major components which caused this increase.

During 1999, rent revenue, operating expenses and interest expense increased by $8.4 million, $2.4 million and $3.4 million, respectively, primarily due to the acquisition of seven shopping centers during 1998 and three shopping centers in 1999. The increase also reflects improved operating results from income producing properties owned as of December 31, 1997.

Interest income decreased by $.8 million during 1999, attributable to a reduction in the average balance of mortgage notes receivable and cash. The reduction in the average balance outstanding principally results from repayments by Hilcoast of a line of credit and other notes in 1998.

General and administrative expenses increased by $75,000 primarily due to higher professional fees and performance related bonuses.

Equity in income of unconsolidated affiliates decreased by $.3 million principally due to the termination of various management contracts for properties owned by third parties and managed by Drexel Realty, Inc. in 1998.

Minority interests in income of OP decreased by $.5 million during 1999. The decrease was due to a $2.0 reduction in income attributable to the OP (which reflects the aforementioned $2.4 million gain on sale of real estate in 1998)
and a reduction in minority interests, due to redemptions, from an average of
17.4% in 1998 to an average of 15.6% in 1999.

Funds From Operations

The following schedule reconciles FFO to net income for the years presented
(in thousands):

                                         2000          1999          1998
                                      ---------      --------      --------

Net income to common shareholders     $  13,391      $  7,247      $ 15,850
Deferred income tax benefit                   -             -        (7,041)
Depreciation and amortization of
 real property (including
 unconsolidated affiliates)               9,413         3,578         2,391
Gain on sale of real estate*               (124)            -        (1,917)
                                       --------      --------      --------
FFO                                    $ 22,680      $ 10,825      $  9,283
                                       ========      ========      ========

* Net of amounts attributable to minority interests.

The Company believes that FFO is an appropriate measure of operating performance because real estate depreciation and amortization charges are not meaningful in evaluating the operating results of the Company's  properties and certain extraordinary items, such as the gain on the sale of real estate and deferred income tax benefit, would distort the comparative measurement of performance and may not be relevant to ongoing operations.  However, FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to either net income as a measure of the Company's operating performance or to cash flows from operating activities as an indicator of liquidity or cash available to fund all cash flow needs.

                        Liquidity and Capital Resources

Consolidated Statements of Cash Flows

As of December 31, 2000, unrestricted cash and cash equivalents increased to
$10.4 million from $3.5 million and $3.8 million at December 31, 1999 and
1998, respectively.

Net cash provided by operating activities, as reported in the consolidated statements of cash flows increased to $18.7 million in 2000 from $11.0 million in 1999 and $9.9 million in 1998.  These amounts primarily reflect increased operating income as a result of the Merger in which the Company acquired 62 shopping centers on June 16, 2000.

In 2000 investing activities provided $22.9 million in net cash. Net cash used in investing activities amounts to $1.4 million in 1999 and $6.8 million in 1998.  The 2000 amounts reflect  $1.6 million of collections on mortgage notes receivable and $27.5 million for the payoff of the Hilcoast Note and
$3.8 million of proceeds from the sale of a free-standing building in Flint,
Michigan,  partially offset by  $6.0 million of capital improvements,  net cash used for the merger of CV Reit and Kranzco of $3.5 million and an increase in restricted cash of $.7 million. The 1999 amounts principally consist of $1.6 million of capital improvements and $1.2 million used in connection with the acquisition of three shopping centers, partially offset by $1.6 million of collections on  mortgage notes receivable. The 1998 amounts principally consists of $21.4 million of cash required in connection the acquisition of seven shopping centers and $2.1 million of capital improvements, partially offset by $12.7 million of net collections on mortgage notes and $4.2 million received from the sale of real estate.

Net cash used in financing activities increased to $34.7 million in 2000 from net cash used in financing activities of $9.9 million in 1999, and $11.2 million in 1998. The 2000 amounts consist of cash distributions of $20.8 million to shareholders, $1.7 million to minority interests and $2.3 million for the purchase of 146,800 shares of Preferred  Series D shares of beneficial interest, partially offset by $9.8 million of net proceeds from borrowings.  Both 1999 and 1998 amounts consist of cash distributions amounting to $9.2 million to shareholders. The 1999 amounts also include a cash distribution of $1.7 million to minority interest partially offset by
$1.6 million of net proceeds from borrowings. The 1998 amounts include cash distributions of $1.5 million to minority interests and $3.7 million for the redemption of approximately 300,000 OP units, partially offset by $3.2 million of net borrowings.

Borrowings

At December 31, 2000, borrowings were $500.3 million.   Scheduled principal
payments over the  next five years are $391.7 million  with $108.6 million due thereafter.  Borrowings consist of $393.8 million of fixed rate indebtedness, with a weighted average interest rate of 7.78% at December 31,
2000, and $106.5 million of variable rate indebtedness with a weighted average interest rate of 8.99% at December 31, 2000. The borrowings are collateralized by a substantial portion of the Company's real estate and the
Recreation Notes.  The Company expects to refinance certain of these borrowings, at or prior to maturity, through new mortgage loans on real estate. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market.  Accordingly, there can be no assurance that such refinancing can be achieved.

Effective August 1, 2000, the Company entered into an Amended and Restated
Loan and Credit Facility Agreement (the "Amended Facility") with GMAC
Commercial Mortgage ("GMAC")  wherein GMAC  increased an existing $100 million facility to a $155 million facility.  The Amended Facility is a non-
revolving line of credit with individual loan terms of three years if funds are advanced within the first twelve months, and two years if funds are advanced during the thirteenth to the eighteenth months.  Advances under the
Amended Facility:  (1) must be secured by assets based on specified aggregate loan to value and debt service coverage ratios, (2) bear interest at an annual rate of one month LIBOR plus a spread ranging from 185 to 295 basis points, based on loan to value ratios, and  (3) may be drawn only during the first eighteen months of the credit facility.  Additional provisions include a 1/2% commitment fee, a minimum net worth covenant of $175.0 million, cross-
default and cross-collateralization requirements, and under certain conditions an exit fee.  Advances under the Amended Facility may be used to fund acquisitions, expansions, renovations, financing and refinancing of real estate. As of December 31, 2000, the Company had  $86.6 million outstanding under the $155 million Amended Facility, including $45.3 million that was funded upon closing the Amended Facility on August 1, 2000.  These proceeds, along with $1.2 million in cash, were used to pay off a line of credit that was assumed in the merger with Kranzco and matured on August 1, 2000.
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

In 1998, Kranzco obtained a $65.9 million fixed rate mortgage loan from
Salomon Brothers Realty Corp. This loan is secured by a first mortgage loan on nine properties acquired by Kranzco in September 1998. The mortgage loan bears a fixed interest rate of 7% per annum and requires monthly payments of interest and principal based on a 30-year amortization. The loan matures on
October 1, 2008. The outstanding balance on the mortgage loan  was approximately $64.6 million as of December 31, 2000. Pursuant to the mortgage loan, the Company is required to make monthly escrow payments for the payment of  tenant improvements and repair reserves.

In addition, the Company has twenty-eight mortgage loans outstanding as of
December 31, 2000 which were primarily assumed in connection with various acquisitions of certain shopping centers. These mortgage loans have maturity dates ranging from 2001 through 2010. Twenty of the twenty-eight mortgage loans have fixed interest rates ranging from 6.08% to 10.28%. The outstanding principal balance on these mortgage loans at December 31, 2000 was approximately $122.6 million. Three mortgage loans with an outstanding principal balance at December 31, 2000 of $3.4 million have interest rates payable at a rate adjusted each year equal to the sum of Moody's A Corporate
Bond Index Daily Rate plus 0.125% per annum, rounded up to the next highest
1/8 percentage rate. Two mortgage loans with an outstanding principal balance at December 31, 2000 of $6.6 million have interest rates payable at a rate adjusted each year equal to the sum of Moody's A Corporate Bond Index Daily
Rate minus 0.125% per annum, rounded up to the next highest 1/8 percentage rate. One mortgage loan with an outstanding principal balance at December 31,
2000 of $1.5 million has an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 2.5%. One mortgage  loan with an outstanding principal balance at December 31, 2000 of $3.2 million has an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 1.6%. One mortgage loan with an outstanding principal balance at December 31, 2000 of
$4.0 million has an interest rate payable at a rate adjusted monthly to the sum of 6 month LIBOR plus 1.85%.

The Company also has $24.9 million of borrowings consisting of Collateralized
Mortgage Obligation, net of unamortized discount, with a fixed effective interest rate of 8.84% which are collateralized by the Recreation Notes and require self-amortizing  principal and interest payments through March 2007.

The Company has a margin loan with an outstanding balance of $1.2 million at
December 31, 2000. This loan has an interest rate payable at a rate adjusted to the sum of the Federal Fund rate plus 1.5%.

The Company has an unsecured line of credit in the amount of $1.0 million with  no outstanding balance at December 31, 2000. This line has an interest rate payable at a rate adjusted monthly to the sum of the bank's prime rate plus .5%.

The Company has a secured line of credit in the amount of $3.5 million with an interest rate payable at a rate adjusted monthly to the sum of 30 day
LIBOR plus 1.8%.  At December 31, 2000 there was no outstanding balance on this line of credit.

Capital Resources

The Company's operating funds are generated from rent revenue net of operating expense from income producing properties and, to a much lesser extent, interest income on the mortgage notes receivable.  The Company believes that the operating funds will be sufficient in the foreseeable future to fund operating and administrative expenses, interest expense, recurring capital expenditures and distributions to shareholders in accordance with REIT requirements.  Sources of capital for non-recurring capital expenditures and scheduled principal payments, including balloon payments, on outstanding borrowings are expected to be obtained from property refinancings, scheduled

principal  repayments on the mortgage notes  receivable,  sales of non-strategic real estate,  the  Company's  lines of credit  and/or  potential  debt or equity financing in the public or private markets.

                  Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 133, "Accounting for Derivative
Instruments and Hedging Activities" (SFAS 133).  SFAS 133 requires that an entity recognize all derivative contracts as either assets or liabilities in statement of financial position and to measure them at fair value. The statement is effective for all fiscal quarters of fiscal years beginning with
2001. This pronouncement is not expected to have a material impact in the
Company's financial position or results of operations.

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

However, in the event of significant inflation, the Company's operating results could be adversely affected if general and administrative expenses and interest expense increases at a rate higher than rent income or if the increase in inflation exceeds rent increases for certain tenant leases which provide for stated rent increases (rather than based on cost of living indexes).

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The Company's primary exposure to market risk is to changes in interest rates.  The Company has both fixed and variable rate debt.  The Company has
$500.3 million of debt outstanding as of December 31, 2000 of which $393.8 million, or 78.7%, has been borrowed at fixed rates ranging from 6.08% to
10.28% with maturities through 2010.  As these debt instruments mature, the
Company typically refinances such debt at their existing market interest rates which may be more or less than interest rates on the maturing debt.
Changes in interest rates have different impacts on the fixed and variable rate portions of the Company's debt portfolio.  A change in interest rates impacts the net market value of the Company's fixed rate debt, but has no impact on interest incurred or cash flows on the Company's fixed rate debt.
Interest rate changes on variable debt impacts the interest incurred and cash flows but does not impact the net market value of the debt instrument.  Based on the variable rate debt of the Company as of December 31, 2000, a 100 basis point increase in interest rates would result in an additional $.9 million in interest incurred per year and a 100 basis point decline would lower interest incurred by $.9 million per year.  To ameliorate these risks, the Company has entered into interest rate Swap and Cap Agreements in the notional amounts of
$28.7 million and $87.3 million, respectively. The specific terms of the Swap and Cap Agreements are more fully discussed in Note 5 to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

           Table of Contents to Consolidated Financial Statements

                                                                  Page
                                                                  ----
Report of Independent Certified Public Accountants                 21

Consolidated Financial Statements:

     Balance Sheets - December 31, 2000 and 1999                   22
     Statements of Income - Years Ended December 31, 2000,
      1999, and 1998                                               23
     Statements of Beneficiaries' Equity - Years Ended
      December 31, 2000, 1999 and 1998                             24
     Statements of Cash Flows - Years Ended
      December 31, 2000, 1999 and 1998                             25
     Notes to Consolidated Financial Statements                    26-38

Consolidated Financial Statements Schedule :

     Schedule III - Real Estate and Accumulated Depreciation       39-41
     Schedule IV - Mortgage Loans on Real Estate                   42

Schedules, other than those listed above, are omitted because they are not required, or because the information required is included in the consolidated financial statements or the notes thereto.

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Kramont Realty Trust
Plymouth Meeting, PA

We have audited the accompanying consolidated balance sheets of Kramont
Realty Trust and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, beneficiaries' equity and cash flows for each of the three years in the period ended December 31, 2000.  We have also audited the schedules listed in the accompanying index.  These financial statements and the schedules are the responsibility of the
Company's management.   Our responsibility is to express an opinion on these
financial statements and the schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kramont
Realty Trust and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

BDO SEIDMAN, LLP
New York, New York
February 28, 2001

                    KRAMONT REALTY TRUST AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share data)

ASSETS                                                    December 31,

                                                      2000          1999
                                                   ---------     ---------

Real estate - income producing, net
 of accumulated depreciation                       $ 685,281     $ 173,076
Mortgage notes receivable                             37,240        63,385
Investments in unconsolidated affiliates               3,137         3,390
Cash and cash equivalents (includes
 $1,574 and $890 restricted)                          11,941         4,385
Other real estate                                      5,452         5,503
Receivables and accrued income                         8,395         2,164
Prepaid expenses and other                            12,531         5,858
                                                   ---------     ---------
    Total assets                                   $ 763,977     $ 257,761
                                                   =========     =========

LIABILITIES AND BENEFICIARIES' EQUITY

LIABILITIES:
 Mortgages and notes payable                       $ 500,294     $ 156,329
 Accounts payable and other liabilities               14,137         3,987
 Distributions payable                                 8,355         3,037
                                                   ---------     ---------
   Total liabilities                                 522,786       163,353
                                                   =========     =========

Minority interests in Operating Partnerships          15,989        16,846
                                                   ---------     ---------

BENEFICIARIES' EQUITY:
Convertible preferred shares of beneficial
interest, Series A-1,  $0.01 par value;
authorized 11,155 shares; outstanding 11,155
shares as of December 31, 2000                             1             -

Convertible preferred shares of beneficial
interest, Series B-1, $0.01 par value;
authorized 1,235,000 shares; outstanding
1,183,277 shares as of December 31, 2000                  11             -

Redeemable preferred shares of beneficial
interest, Series D, $0.01 par value;
authorized 2,070,000 shares; outstanding
1,800,000 shares as of December 31, 2000                  18             -

Common shares of beneficial interest, $0.01
par value; authorized 96,683,845 shares;
outstanding, 18,752,912 and 7,966,621
as of December 31, 2000 and December 31, 1999,
respectively                                             188            80

Additional paid-in capital                           176,227        18,490

Retained earnings                                     51,785        58,992

Treasury stock, Redeemable preferred shares of
beneficial interest Series D, 146,800 shares
as of December 31, 2000, at cost                      (2,349)            -
                                                   ---------      --------
                                                     225,881        77,562

Unearned compensation on restricted shares
 of beneficial interest                                 (680)            -
                                                   ---------      --------
    Total beneficiaries' equity                    $ 225,201      $ 77,562
                                                   ---------      --------

    Total liabilities and beneficiaries' equity    $ 763,977      $257,761
                                                   =========      ========

        See accompanying notes to consolidated financial statements.

                    KRAMONT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
           (dollars in thousands, except share and per share data)

                                                Year Ended December 31,
                                           -------------------------------

                                             2000        1999       1998
Revenues:
  Rent                                    $  69,564   $  25,555  $  17,155
  Interest, principally from
   mortgage notes                             8,076       8,008      8,854
                                          ---------   ---------  ---------
                                             77,640      33,563     26,009
                                          ---------   ---------  ---------
Expenses:
  Interest                                   29,545      11,743      8,355
  Operating                                  17,918       7,621      5,184
  Depreciation and amortization              10,113       4,078      2,707
  General and administrative                  4,802       1,768      1,693
                                          ---------   ---------  ---------
                                             62,378      25,210     17,939
                                          ---------   ---------  ---------
                                             15,262       8,353      8,070
Equity in income of unconsolidated
 affiliates                                     485         238        547
Prepayment penalty and gains on sale of
 real estate                                  3,144           -      2,347
Non-recurring items                               -           -      (300)
Minority interests in income of
  Operating Partnerships                     (1,255)     (1,344)    (1,855)
                                          ---------   ---------  ---------
Net Income before income tax benefit         17,636       7,247      8,809

Deferred income tax benefit                       -           -     (7,041)
                                          ---------   ---------  ---------
Net Income                                   17,636       7,247     15,850

Preferred share distributions                (4,245)          -          -
                                          ---------   ---------  ---------

Net income to common shareholders         $  13,391   $   7,247  $  15,850
                                          =========   =========  =========

Per common share:
 Net income, basic and diluted            $     .97   $     .91  $    1.99
                                          =========   =========  =========

  Dividends declared                      $    1.27   $    1.16  $    1.16
                                          =========   =========  =========

 Average common shares outstanding:
    Basic                                13,857,409   7,966,621  7,966,621
                                         ==========   =========  =========
    Diluted                              13,858,427   7,966,621  7,966,621
                                         ==========   =========  =========

        See accompanying notes to consolidated financial statements.

                                                           KRAMONT REALTY TRUST AND SUBSIDIARIES
                                                      CONSOLIDATED STATEMENT OF BENEFICIARIES' EQUITY
                                                                       (in thousands)

                                                                                                                         Unearned
                                                                         Preferred                                     Compensation
                                      Common                Preferred    Shares of                                    on Restricted
                                     Shares of              Shares of   Beneficial  Additional                          Shares of
                                    Beneficial    Par      Beneficial    Interest     Paid in   Retained     Treasury   Beneficial
                                     Interest     Value     Interest     Par Value    Capital   Earnings      Stock      Interest

BALANCE,  JANUARY 1, 1998              7,967     $   80          -         $   -     $ 18,490  $ 54,377    $      -     $       -

  Net Income                               -          -          -             -            -     15,850          -             -

Distributions on Common Shares             -          -          -             -            -     (9,241)         -             -
                                     --------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998             7,967         80          -             -       18,490     60,986          -             -
                                     --------------------------------------------------------------------------------------------

Net Income                                 -          -          -             -            -      7,247          -

Distributions on Common Shares             -          -          -             -            -     (9,241)         -             -

                                     --------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999             7,967         80          -             -       18,490     58,992          -             -
                                     --------------------------------------------------------------------------------------------

Net Income                                 -          -          -             -            -     17,636                        -

Acquisition of Kranzco                10,566        106      2,994            30      155,638          -          -             -
Issuance of Common Shares - employee     75           1          -             -          761          -          -          (762)

OP Units exchanged for common shares     145          1          -             -        1,338          -          -             -
Repurchase of preferred D Shares           -          -          -             -            -          -     (2,349)

Accretion of unearned compensation         -          -          -             -            -          -          -           82

Distributions on Common Shares             -          -          -             -            -    (20,598)         -             -
Distributions on Preferred Shares          -          -          -             -            -     (4,245)         -             -

                                     --------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000            18,753    $   188      2,994         $  30    $ 176,227   $ 51,785   $ (2,349)       $ (680)
                                     ============================================================================================

                    KRAMONT REALTY TRUST AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)

                                                   Year Ended December 31,

                                                2000       1999       1998
                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                  $  17,636   $  7,247   $ 15,850
 Adjustments to reconcile net income
  to net cash provided by operating activities
   Depreciation and amortization                10,113      4,078      2,707
   Amortization of unearned compensation on
    restricted shares of beneficial Interest        82          -          -
   Equity in depreciation and amortization of
    unconsolidated affiliates                      179        176        171
   Minority interests in income of Operating
    Partnership                                  1,255      1,344      1,855
   Gain on sale of assets                       (3,144)         -     (2,347)
   Deferred income tax benefit                                  -     (7,041)
   Changes in assets and liabilities,
    net of effects from acquisitions:
   Increase in receivables, accrued income,
    prepaid expenses and other assets           (5,547)    (2,404)    (2,069)
   Increase (decrease) in accounts payable
    and other liabilities                       (1,907)       565        743
                                             ---------   --------   --------
Net cash provided by operating activities       18,667     11,006      9,869
                                             ---------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections on mortgage notes receivable       1,645      1,603     17,854
  Proceeds from payoff of mortgage
   note receivable                              27,495
  Acquisitions, net of cash acquired            (3,514)    (1,173)   (21,364)
  Capital improvements                          (5,974)    (1,635)    (2,069)
  Funding on mortgage notes receivable               -          -     (5,190)
  Proceeds from sale of real estate              3,769          -      4,151
  Change in restricted cash                       (684)         -          -
  Other                                            124      (243)       (146)
                                             ---------   --------   --------
Net cash provided by (used in)
 investing activities                           22,861     (1,448)    (6,764)
                                             ---------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                      72,879     24,858      8,366
  Repayments of borrowings                     (82,683)   (23,298)    (5,196)
  Cash distributions paid on common shares     (16,813)    (9,204)    (9,249)
  Cash distributions paid on preferred shares   (3,985)         -          -
  Distributions to minority interests           (1,705)    (1,718)    (1,470)
  Purchase of preferred shares                  (2,349)
  Redemption of Operating Partnership units          -       (546)    (3,665)
                                             ---------   --------   --------
Net cash used in financing activities          (34,656)    (9,908)   (11,214)
                                             ---------   --------   --------

Net (decrease) increase in unrestricted cash
 and cash equivalents                            6,872       (350)    (8,109)
Unrestricted cash and cash equivalents
 at the beginning of the period                  3,495      3,845     11,954
                                             ---------   --------   --------
Unrestricted cash and cash equivalents at
 the end of the period                       $  10,367   $  3,495   $  3,845
                                             =========   ========   ========

Supplemental disclosure of cash
 flow information:
  Cash paid for interest                     $  27,786   $ 11,038   $  7,542
                                             =========   ========   ========
Acquisitions:
  Fair value of assets acquired              $(536,061)  $(34,264)  $(74,561)
  Liabilities assumed or incurred              375,841     33,091     53,047
  Operating Partnership units issued                 -          -        150
  Preferred shares of beneficial interest
   issued                                       51,040          -          -
  Common shares of beneficial
   interest issued                             105,666          -          -
                                             ---------   --------   --------
  Cash (paid) for acquisitions, net
   of cash acquired                          $  (3,514)  $ (1,173) $ (21,364)
                                             =========   ========   ========
Accrued acquisition costs                    $   1,465
                                             =========   ========   ========
Supplemental disclosure of non-cash
 transactions
  Stock issued in exchange for
   promissory note                           $     762
                                             =========
Adjustment to additional paid in capital
 as a result of acquisition                  $    (932)
                                             =========
  Adjustment to minority interests as a
   result of acquisition                     $     932
                                             =========

         See accompanying notes to consolidated financial statements

                    KRAMONT REALTY TRUST AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Organization and Business

Kramont Realty Trust ("Kramont") is a self-administered, self-managed REIT which is engaged in the ownership, acquisition, redevelopment, management and leasing of community and neighborhood shopping centers.  Kramont does not directly own any assets other than its interest in Kramont Operating
Partnership, L.P. , ("Kramont OP") and Montgomery Operating Partnership,
L.P., ("Montgomery OP") (together with their wholly-owned subsidiaries hereinafter collectively referred to as the "OPs"). Kramont and its consolidated subsidiaries are hereinafter referred to as the "Company". The
OP's own all of the Company's other assets and hold such assets and conduct its operations through an Umbrella Partnership REIT ("UPREIT") structure. As of December 31, 2000, the Company owned 93.49% of  Kramont OP and is its sole general partner. As of December 31, 2000, the Company  owned 99.87% of the beneficial interest of Montgomery OP and owned 100% of its sole general partner.

As described in Note 2,  the Company acquired its assets through the merger of the businesses of Kranzco and CV Reit into Kramont effective as of June
16, 2000 (the "Merger").

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of
Kramont and the Company including the OPs.  The Company owns an approximately
95% economic interest in Drexel Realty, Inc. ("Drexel"), a real estate management and leasing company, and owns 45%-50% interests in certain real estate partnerships, which are accounted for on the equity method.
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

Real Estate - Income Producing ("Real Estate")

Real Estate is carried at cost, net of accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets (7 to 40 years) on the straight-line method.

The Company evaluates its long-lived assets, including its Real Estate, for impairment based on the undiscounted future cash flows of the asset. If a long-lived asset is identified as impaired, the value of the asset must be reduced to its fair value.

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the terms of the leases.  The majority of leases provide for reimbursement to the Company of the tenants' share of common area maintenance costs, insurance and real estate taxes, which are recorded on the accrual basis.

Mortgage Notes Receivable, Other Real Estate

Mortgage notes receivable are carried at the lower of cost or estimated net realizable value. Accrual of interest is discontinued when management believes, after considering economic and business conditions and collection efforts, that timely collection is doubtful.

Other real estate principally consists of three parcels of unimproved commercial land, totaling 38 acres located on southeast Florida, acquired by deed in lieu of foreclosure and held for resale . These properties are carried at the lower of cost or fair value less selling costs. Carrying costs and subsequent declines in fair value are charged to operations as incurred.

In evaluating possible losses, management takes into consideration appropriate information which may include the borrower's cash flow projections, historical operating results and financial strength, pending sales, adverse conditions that may affect the borrower's ability to repay, appraisals and current economic conditions.

Dividends and Income Taxes

The Company expects to continue to qualify as a REIT under the provisions of
Section 856-860 of the Internal Revenue Code. As a REIT, in 2000 the Company was
required to distribute at least 95% of its ordinary taxable income to shareholders and was permitted to deduct such distributions from taxable income.
Effective 2001, the Company is required to distribute 90% of its ordinary income to shareholders and is still permitted to deduct such distributions from taxable income. A REIT is not required to distribute capital gain income but to the extent it does not, it must pay the applicable capital gain income tax unless it has ordinary losses to offset such capital gain income.

As a result of the conversion to the OP structure, the Company does not expect to be subject to federal income taxes in the future as it intends to distribute ordinary and capital gain income. Accordingly, during 1998, the
Company reversed the existing net deferred tax liability, which arose from sales reported on the installment method for income tax purposes, and recorded a deferred tax benefit of $7.0 million.

As of December 31, 2000, the Company has aggregate net operating loss carryforwards for tax purposes of approximately $13.5 million, expiring $7.1 million in 2007 and $6.4 million in 2006.

Interest Rate Risk Management

The Company uses interest rate swaps and caps to manage its exposure to interest rate changes on its borrowings and lowering the Company's overall borrowing costs. The cost of the interest-rate cap agreements are amortized to interest expense over the terms of the caps. The unamortized cost is included in other assets in the consolidated balance sheet. Amounts receivable or payable under swap or cap agreements are reflected in interest expense. The Company does not engage in trading of derivatives. All such financial instruments are used to manage interest rate risk.

Net Income Per Common Share

Basic income per share is computed using net income applicable to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effect of outstanding options for which the average market price exceeded the exercise price. The convertible preferred shares were not dilutive and were therefore not included in the computation of dilutive earnings per share.

Statements of Cash Flows

For financial statement purposes,  the Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

New Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 133, "Accounting for Derivative
Instruments and Hedging Activities" (SFAS 133).  SFAS 133 requires that an entity recognize all derivative contracts as either assets or liabilities in statement of financial position and to measure them at fair value. The statement is effective for all fiscal quarters of fiscal years beginning with
2001.  This pronouncement is not expected to have a material impact in the
Company's financial position or results of operations.

(2) Acquisitions

CV Reit and Kranzco entered into an Agreement and Plan of Reorganization and
Merger dated as of December 10, 1999, which  was adopted and approved by the shareholders of both companies on June 6, 2000. Terms of the Merger called for holders of common shares of both companies to each receive one Common
Share for each outstanding common share of CV Reit and Kranzco on a tax-free basis and for holders of Kranzco preferred shares to receive in exchange for such Kranzco preferred shares, Kramont preferred shares with the same rights.
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

The following unaudited proforma data summarizes the consolidated results of operations for the twelve  month periods indicated as if the  acquisition had occurred on January 1, 1999. The proforma results do not purport to be indicative of the results of operations which would have actually been reported had the acquisitions been consummated on those dates, or which may be reported in the future (in thousands, except per share data):

                                        December 31, 2000   December 31, 1999
                                        -----------------   -----------------

Revenues                                $       114,204     $      111,665
Net income before preferred
 distribution                           $        24,805     $       26,024
Net income to common shareholders       $        16,946     $       18,121
Net income per common share, basic
 and diluted                            $           .90     $          .97

(3) Real Estate

(a) Real Estate is located in 16 states and consists of (in thousands):

                                        December 31, 2000   December 31, 1999
                                        -----------------   -----------------

Land                                    $       120,386     $       18,302
Shopping centers                                577,059            156,949
Office buildings                                  5,002              4,933
                                        ---------------     --------------

Total                                           702,447            180,184
Less accumulated depreciation                   (17,166)            (7,108)
                                        ---------------     --------------
Net Real Estate                         $       685,281     $      173,076
                                        ===============     ==============

(b)  Real Estate is leased to tenants under leases expiring at various dates through 2022, some of which contain renewal  options of up to 55 years. Most of the leases require base rentals payable monthly in advance; additional rentals based on reimbursements of common area maintenance, insurance and real estate taxes and in some leases, based on a percentage of tenants'
sales; and, rent increases based on cost-of-living indexes.

During 2000 and 1999, the Company recognized income from reimbursements of common area maintenance, insurance, real estate taxes and percentage rent of
$15.4 million and $6.5 million, respectively. As of December 31, 2000 future minimum rental income under noncancelable operating leases, excluding rentals from the exercise of renewal options, is as follows (in thousands):

     Year ending December 31, (in thousands)

                      2001             $       76,641
                      2002                     70,269
                      2003                     63,715
                      2004                     55,440
                      2005                     47,563
                      Thereafter              232,996
                                       --------------

                      Total            $      546,624
                                       ==============

(c)  Real Estate with a net book value of $670.6 million, at December 31,
2000, is pledged as collateral for borrowings (Note 5).

(d)  On October 31, 2000, the Company sold its 80,000 square foot, free-
standing property in Flint, Michigan for net cash proceeds of $1.6 million and recognized a gain of $150,000.

(4) Mortgage Notes Receivable

At December 31, 2000, the Company's mortgage notes receivable consisted of
$37.2 million collateralized by first mortgages on the recreation facilities at three Century Village adult condominium communities in southeast Florida
(collectively, the "Recreation Notes").  The Recreation Notes provide for self-amortizing equal monthly principal and interest payments due through
2012 per annum, bear interest ranging from 8.84% to 13.5% and contain certain prepayment prohibitions.  The Recreation Notes are pledged as collateral for certain borrowings (see Note 5).

The mortgage notes receivable at December 31, 2000 mature as follows (in thousands):

       One year or less                       $         1,744
       After one year through five years                9,668
       After five years                                25,828
                                              ---------------

       Totals                                 $        37,240
                                              ===============

(5) Borrowings

Borrowings consist of (in thousands):

                                                  December 31,   December 31,
                                                      2000           1999
                                                  ------------   ------------
Mortgage notes payable through June 2003
under fixed rate real estate
loan, interest fixed at an average rate of
7.96%, collateralized by mortgages on
Real Estate   (see Notes 3 and 5b)                 $ 181,700       $      -

Mortgage notes payable through November 2010,
interest ranging from 6.08% to 10.28%
per annum, collateralized by mortgages
on Real Estate (see Note 3).                         141,281         78,720

Mortgage notes payable through August 2003
under $155 million credit facility, interest
at one month LIBOR (6.80% at December 31, 2000)
plus a minimum of 1.85% to a maximum of 2.95%,
collateralized by mortgages on Real Estate
(see Note 5a) and certain of the Recreation
Notes (see Note 3).                                   86,611         49,036

Mortgage notes payable through October 2008
under a fixed rate mortgage, interest fixed
at 7.00%, collateralized by mortgages on
Real Estate (see Notes 3 and 5c)                      64,551              -

Collateralized Mortgage Obligations, net of
unamortized discount of $336,000 and $439,000
based on  a fixed effective interest rate of 8.84%,
collateralized by certain of the Recreation Notes
(see Note 4), quarterly self-amortizing principal
and interest payment required through March 2007.     24,946         27,823

Margin loan, interest at Federal Funds rate
plus 1.50%, (7.98% at December 31, 2000),
maturing January  29, 2001.                            1,205              -

$3.5 million revolving credit facility,
interest at one month LIBOR plus 1.80%
(8.60% at December 31, 2000), maturing
June 2001, collateralized by Real Estate.                  -            750

$1 million unsecured credit facility,
interest at the Prime rate (9.00% at
December 31, 2000) , maturing May, 2001                    -              -
                                                   ---------      ---------

Totals                                             $ 500,294      $ 156,329
                                                   =========      =========

(a)  Effective August 1, 2000, the Company entered into an Amended and
Restated Loan and Credit Facility Agreement (the "Amended Facility") with
GMAC Commercial Mortgage ("GMAC")  wherein GMAC  increased an existing $100 million facility to a $155 million facility.  The Amended Facility is a non-
revolving line of credit with individual loan terms of three years if funds are advanced within the first twelve months, and two years if funds are advanced during the thirteenth to the eighteenth months.  Advances under the
Amended Facility:  (1) must be secured by assets based on specified aggregate loan to value and debt service coverage ratios, (2) bear interest at an annual rate of one month LIBOR plus a spread ranging from 185 to 295 basis points, based on loan to value ratios, and  (3) may be drawn only during the first eighteen months of the credit facility.  Additional provisions include a 1/2% commitment fee, a minimum net worth covenant of $175.0 million, cross-
default and cross-collateralization requirements, and under certain conditions an exit fee.  Advances under the Amended Facility may be used to fund acquisitions, expansions, renovations, financing and refinancing of real estate. As of December 31, 2000, the Company had  $86.6 million outstanding under the $155 million Amended Facility, including $45.3 million that was funded upon closing the Amended Facility on August 1, 2000.  These proceeds, along with $1.2 million in cash, were used to pay off a line of credit that was assumed in the merger with Kranzco and matured on August 1, 2000.
Pursuant to the Amended Facility, the Company is required to make monthly escrow payments for the payment of  tenant improvements and repair reserves.

(b)  In 1996, Kranzco entered into a seven year, fixed rate real estate mortgage loan in the principal amount of $181.7 million (the " Mortgage
Loan"), at a weighted average interest rate of 7.96%, which is inclusive of trustee and servicing fees. The Mortgage Loan is secured by twenty seven shopping center properties (the "Mortgaged Properties"). The entire outstanding principal balance of the Mortgage Loan is due in June 2003. The
Mortgage Loan requires to establish a sinking fund account and a capital and tenant improvement (TI) reserve account. All funds in the capital and TI reserve account may be used to fund capital improvements, repairs, alterations, tenant improvements and leasing commissions at the Mortgaged
Properties.

(c)  In 1998, Kranzco obtained a $65.9 million fixed rate mortgage loan from
Salomon Brothers Realty Corp. This mortgage loan is secured by nine properties acquired by Kranzco in September 1998. The mortgage loan bears a fixed interest rate of 7% per annum and requires monthly payments of interest and principal based on a 30-year amortization. The mortgage loan matures on
October 1, 2008. The outstanding balance on the mortgage was approximately
$64.6 million as of December 31, 2000. Pursuant to the mortgage loan, the
Company is required to make monthly escrow payments for the payment of tenant improvements and repairs.

(d)  The Montgomery OP has agreed that it will not prepay or refinance certain of the mortgage notes prior to July 31, 2002, without the consent of certain of the limited partners of the Montgomery OP.

(e)  Maturities of borrowings are as follows (in thousands):

                    2001            $  12,049
                    2002               12,403
                    2003              308,440
                    2004               46,804
                    2005               12,043
                    Thereafter        108,555
                                    ---------
                    Total           $ 500,294
                                    =========

(f)  In March and May 1999, the Company entered into three interest rate swap contracts with an aggregate notional amount of $28.7 million, which expire in
2004. The interest rate swaps have an effective interest rate of 6.63% on
$28.7 million of the Company's debt.  In August 2000, interest rate caps in the notional amount of  $87.3 million were purchased upon closing of the
Amended Facility. The interest rate is capped at 300 basis points, 350 basis points, and  400 basis points over the 30 day LIBOR rate of  6.62% for years one, two, and three, respectively.

(6) Disposition of Assets

On October 31, 2000 the Company sold an 80,000 square foot, free-standing building located in Flint, MI. As a result of this sale the Company recorded gross proceeds of $3.9 million and a net gain on the sale of approximately
$150,000. The proceeds of the sale were used to pay down debt obligations of approximately $2.3 million and for general corporate purposes.

The Company also received a payoff of its Hilcoast Note Receivable on
December 22, 2000. As a result of this transaction the Company received $27.5 million consisting of the entire $24.5 million principal balance of the real estate mortgage note and a prepayment penalty of $3.0 million. The proceeds of the sale were used to pay down debt obligations of approximately $18.5 million and for investment and general corporate purposes.

(7) Segment Reporting

Effective December 31, 1997, CV Reit became an equity REIT engaged in the acquisition, leasing and management of shopping centers. Although the Company no longer invests in  new mortgage notes receivable, it continues to hold its
Recreation Notes (Note 4) and, as result, the following disclosure includes information on those investments  (in thousands):

                                Income        Mortgage
                               Producing        Notes
                              Real Estate    Receivable   Other Consolidated
                              -----------    ----------   ----- ------------
Year Ended December 31, 2000:
Total revenues                   $ 69,512       $ 7,623  $  505    $  77,640
                                 ========       =======  ======    =========
Net operating income before
  interest expense               $ 51,800       $ 7,623  $  299    $  59,722
                                 ========       =======  ======    =========
Net operating income after
  interest expense               $ 25,631       $ 4,247  $  299    $  30,177
                                 ========       =======  ======    =========

Net operating income from reportable
 Segments                                                          $  30,177
  Depreciation and amortization                                      (10,113)
  General, administrative and other                                   (4,317)
  Gain on sale of assets                                               3,144
  Minority interests in income of OP's                                (1,255)
  Preferred share distributions                                       (4,245)
                                                                   ---------

Net income to common shareholders                                  $  13,391
                                                                   =========

Year Ended December 31, 1999:
Total revenues                   $ 25,480      $  7,878  $  205    $  33,563
                                 ========       =======  ======    =========
Net operating income before
 interest expense                $ 18,020      $  7,878  $   44    $  25,942
                                 ========       =======  ======    =========
Net operating income after
 interest expense                $  9,685      $  4,470  $   44    $  14,199
                                 ========       =======  ======    =========

Net operating income from reportable
  Segments                                                         $  14,199
    Depreciation and amortization                                     (4,078)
    General, administrative and other                                 (1,530)
    Minority interests in income of OP                                (1,344)

Net income to common shareholders                                  $   7,247
                                                                   =========

Year Ended December 31, 1998:
Total revenues                   $ 16,853      $  8,471  $  685    $  26,009
                                 ========       =======  ======    =========
Net operating income before
 interest expense                $ 11,868      $  8,471  $  486    $  20,825
                                 ========       =======  ======    =========
Net operating income after
 interest expense                $  6,554      $  5,430  $  486    $  12,470
                                 ========       =======  ======    =========

Net operating income from reportable
  Segments                                                         $  12,470
    Depreciation and amortization                                     (2,707)
    General, administrative and other                                 (1,446)
    Gain on sale of real estate                                        2,347
    Minority interests in income of OP                                (1,855)
                                                                   ---------

Net income to common shareholders                                  $   8,809
                                                                   =========

At December 31, 2000:
 Investment in real estate and
 mortgage notes receivable       $685,281(a)    $37,240  $8,589    $ 731,110
                                 ========       =======  ======    =========
 Borrowings                      $474,143       $24,946   1,205    $ 500,294
                                 ========       =======  ======    =========

At December 31, 1999:
  Investment in real estate and
  mortgage notes receivable      $173,076(a)    $63,385  $8,893    $ 245,354
                                 ========       =======  ======    =========
  Borrowings                     $119,520       $36,809  $    -    $ 156,329
                                 ========       =======  ======    =========

At December 31, 1998:
  Investment in real estate and
  mortgage notes receivable      $142,708(a)    $64,988  $8,786     $216,482
                                 ========       =======  ======    =========
  Borrowings                     $ 91,478       $30,455  $    -     $121,933
                                 ========       =======  ======    =========

(a)  Includes $525.3 million, $34,634 and $75,397 of additions during the years ended December 31, 2000, 1999 and 1998, respectively, and $3.4 million of dispositions during December 31, 2000.

(8) Contingencies

The Company is subject to various claims and complaints relative to its business activities. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.

(9) Related Party Transactions

Norman M. Kranzdorf

In connection with the Merger, the Company assumed a lease by Norman
Kranzdorf to Kranzco of a three-story building containing approximately
20,000 square feet located at 128 Fayette Street, Conshohocken, Pennsylvania, which served as Kranzco's headquarters prior to the Merger. From June 2000, through December 2000 the Company paid $76,900 in rent under the lease. The
Company also paid $18,600 for  real estate taxes, utilities, repairs and other costs and expenses in connection with the use and occupancy of the building. The building was sold by  Mr. Kranzdorf on March 15, 2001 and the lease was cancelled at that time.

Hilcoast/H. Irwin Levy ("Mr. Levy")

In 1981,  CV Reit sold the recreation facilities at the Century Village in
Boca Raton to Mr. Levy for $18 million, subject to a lease to a corporation currently owned by Mr. Levy.  (The annual net rental to Mr. Levy on that lease is $2.2 million.)  At closing, Mr. Levy issued a 30-year non-recourse promissory note to CV Reit in the principal amount of $12.5 million which bears interest at 13.25% per annum.  At December 31, 2000, the outstanding balance on this note was $10.0 million.  During 2000, the Company recognized
$1.2 million in interest income on this note.

Since 1990, companies owned by Mr. Levy and/or certain members of his family have leased, managed and operated the recreation facilities at the Century
Villages in West Palm Beach, Deerfield Beach and Boca Raton, which are collateral for certain notes held by the Company with an outstanding balance of $37.2 million (including the $10.0 million discussed above) at December
31, 2000. During 2000, the Company leased approximately 2,500 square feet of office space to those companies on a month-to-month basis for $2,100 per month, plus an allocation of utility expenses.

Mr. Levy is Chairman of the Board, Chief Executive Officer and a majority stockholder of Hilcoast Development Corp. ("Hilcoast") which as of December
31, 1999, owed $24.7 million to the Company, consisting of an 11% mortgage note (the "Hilcoast Note") collateralized by first mortgages on the recreation facilities at the Century Village at Pembroke Pines, Florida active adult condominium project.  The Hilcoast Note required equal monthly payments of principal and interest aggregating approximately $2.9 million per annum through 2023 and could not be prepaid by Hilcoast without a prepayment penalty.  The Board of Trustees determined that the early prepayment of the
Hilcoast Note was in the best interest of the Company, and in December 2000,
Hilcoast repaid the outstanding balance of the note of $24.5 million and a prepayment penalty of $3.0 million to the Company.  Mr. Levy was excluded from the approval process. The Company received a fairness opinion from
Landauer Associates, Inc. as to the price and amount of the prepayment penalty. During 2000, the Company received $2.6 million in interest income from Hilcoast on the Hilcoast Note.

Effective July 31, 1992, CV Reit and Hilcoast entered into a consulting and advisory agreement under which Hilcoast provided certain investment advisory, consulting and administrative services to CV Reit, excluding matters related to Hilcoast's loans from CV Reit.  The agreement provided for the payment of
$10,000 per month to Hilcoast, plus reimbursement for reasonable out-of-
pocket expenses.  The agreement was amended upon closing of the Merger.  The amended agreement provided for the payment of $5,000 per month to Hilcoast, plus reimbursement for reasonable out-of-pocket expenses.  The amended agreement was terminated on December 31, 2000. During 2000, the Company paid
$90,000 under this agreement, plus expense reimbursement.

Louis P. Meshon, Sr.

On June 16, 2000, the Company sold to Mr. Louis P. Meshon, Sr. 75,000 restricted Common Shares at the then current market price per Common Share of
$10.16 for a total of $ 762,000 evidenced by a full recourse promissory note that matures on June 15, 2005. The note and the collateral therefore consisting of the restricted Common Shares, and Mr. Meshon's obligations under the note, will terminate on the earlier to occur of: (i) the note's full satisfaction, (ii) the note's fifth anniversary (if Mr. Meshon is still employed by the Company), or (iii) the termination of Mr. Meshon's employment following a change of control, termination of the employment of Mr. Meshon without cause or by Mr. Meshon for good reason, or because of Mr. Meshon's death or disability. The Company will pay to him an amount equal to any taxes payable by him, on a full gross-up basis, at the time his obligations under the note terminate. The note has been reflected as unearned compensation in the statement of beneficiaries' equity and is being amortized over five years to compensation expense.

Louis P. Meshon, Sr. and Patricia Meshon, in the aggregate, own 99% of the voting stock (a 5% equity interest) in Drexel Realty, Inc. ("Drexel"), the management company in which Montgomery CV Realty L.P. owns 1% of the voting stock and 100% of the non-voting stock (a 95% equity interest).  In 2000,
Drexel  did not make any payments to Mr. Meshon.

In addition, Drexel  manages the following third-party owned properties in which Louis P. Meshon, Sr. has the following partnership interests:

          Properties                         Meshon Partnership
          ----------                         Interest Percentage
                                             -------------------

     Renaissance Plaza                            20.75%

     Montgomery A.C., Inc. (owns                  50.00%
     1% general partnership
     interest in Renaissance Plaza)

     Laurel Mall (indirect ownership              29.00%
     through MTGY Associates)
     (Louis P. Meshon, Sr. owns 100% of the
     corporate general partner of Laurel Mall)

     Lane Plaza Associates (holds a cash-flow     25.00%
     mortgage on Weis Plaza, which is a
     third-party managed property) (Louis P.
     Meshon, Sr. is general partner of Lane Plaza
     Associates)

In 2000, the owners of these properties paid Drexel  $294,859 for these management services and leasing commissions.

(10) Major Tenants and Borrowers

During 2000 and 1999, there was no single tenant or borrower who accounted for 10% or more of the Company's revenues, or CV Reit's and Kranzco's revenues prior to the Merger. During 1998, interest income from one borrower
(Hilcoast) provided 12% of CV Reit's total revenues.

(11) Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments are as follows:

                                                December 31,
                                         2000                 1999
                              --------------------------------------------
                                Carrying     Fair      Carrying     Fair
                                  Amount     Value       Amount     Value
                                --------   --------    --------   --------

Real estate mortgage notes
 receivable                     $ 37,240  $  47,849    $ 63,385   $ 79,238

Cash and cash equivalents         11,941     11,941       4,385      4,385

Borrowings                      (500,294)  (496,853)   (156,329)  (156,734)

Real estate mortgage notes receivable - The fair value of the fixed rate,
Recreation Notes (Note 4) is estimated by discounting the future cash flows using the current rates at which similar loans would be made with similar credit ratings and for the same remaining maturities.

Borrowings rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of the
Company's borrowings.

(12) Beneficiaries' Equity

Preferred Shares of Beneficial Interest

The Series A-1 Increasing Rate Cumulative Convertible Preferred Shares of
Beneficial Interest  ("Preferred A") with a face amount of $1,000 per share, have a distribution rate of 6.25% at December 31, 2000 increasing to 6.5%
during 2001 and thereafter. The Preferred A's are redeemable by the Company at any time at their liquidation preference of $1000 per share and are convertible into the Company's Common Shares at a rate of 16.67% annually commencing in 2000, with a maximum of 50% convertible in any one year. The
Preferred A's are convertible into that number of Common Shares as would result in the holder receiving the same amount of distributions from the
Common Shares at the applicable conversation dates as they received as a holder of the Preferred A, up to a maximum of the greater of 500,000 Common
Shares or 5% of the then outstanding Common Shares.

The Series B-1 Cumulative Convertible Preferred Shares of Beneficial Interest
("Preferred B") with a face amount of $25.00 per share, have a liquidation preference of $25.00 and a distribution rate of 9.75% per annum, paid quarterly. The Preferred B's are convertible into Common Shares at $17.71 per share.

The Series D Cumulative Redeemable Preferred Shares of Beneficial Interest
("Preferred D") with a face amount of $25.00 per share, have a $25.00 per share liquidation preference and a distribution rate of 9.50% per annum, paid quarterly. The Preferred D's are redeemable for cash after December 11, 2002 at the option of the Company for a redemption price of $ 25.00 per share.

Stock Options

The Company applies APB Opinion 25, "Accounting for Stock Issued to
Employees", and related interpretations in accounting for its stock option
plans.   Under these plans qualified and nonqualified stock options to purchase up to 3,700,000 Common Shares of the Company's common shares may be granted to certain executives, employees and non-employee directors. Options become exercisable as determined by the compensation committee of the Board of Trustees at the date of grant. The maximum term of the options granted under each of the plans is ten years.

Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting
for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income and net income per common share as if compensation cost for stock options granted under the plans, if applicable, had been determined in accordance with the fair value based method prescribed in SFAS 123.

The Company estimates the fair value of each stock option grant by using the
Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected lives of ten years; dividend yield of
12.54%, volatility at 21%, risk free interest rate of 6.33% for 2000, dividend yield of 8.51%, volatility at 46%, risk free interest rate of 5.63%
for 1999, and dividend yield of 8.44%, volatility at 46%, risk free rate of
5.71% for 1998.

Under accounting provisions of SFAS 123, the Company's net income to common shareholders and net income per common share, would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                              Year Ended December 31

                                        2000           1999         1998
Net income to common shareholders
    As reported                        $ 13,391       $ 7,247     $ 15,850
    Pro forma                          $ 13,211       $ 7,095     $ 15,567

Net income per common share:
    As reported                        $    .97       $   .91     $   1.99
    Pro forma                          $    .95       $   .89     $   1.95

Changes in options outstanding are summarized as follows:

                                           Shares     Weighted      Weighted
                                                       Average       Average
                                                      Exercise     Fair Value
                                                      Price Per     Per Share
                                                        Share      Of Options
                                                                     Granted

1998:
       Granted - equal to market value:    45,000     $ 14.14       $ 3.02

1999:
       Granted - equal to market value:    25,000     $ 12.50       $ 2.08

2000:
       Granted - equal to market value:   869,900     $ 10.13       $  .08
                                        ---------

Balance December 31, 2000:              1,164,900
                                       ==========

Included in the 869,900 stock options granted in 2000 are 745,400 stock options assumed in the acquisition of Kranzco.

The following table summarizes information about stock options outstanding at December 31, 2000:

                                   Options Outstanding                   Options Exercisable

                                         Weighted
                       Number of          Average             Weighted                       Weighted
      Range of           Options        Remaining              Average           Number       Average
      Exercise       Outstanding     Contractual             Exercise       Exercisable     Exercise
     Prices ($)      at 12/31/00             Life            Price ($)      at 12/31/00     Price ($)

 $  8.44 - 11.75         133,500        9.4 years            $    9.94          109,000      $   9.89
 $ 12.50 - 17.50         351,000        7.0 years            $   14.05          258,000      $  14.18
 $ 17.50 - 21.50         680,400        3.1 years            $   19.99          680,400      $  19.99
                      ----------                                             ----------

 $  8.44 - 21.50       1,164,900        5.0 years            $   17.05        1,047,400      $  17.51
                      ==========                                             ==========

(13) Earnings Per Share

Basic and diluted earnings per share for the year ended December 31, 2000 is calculated as follows:

                                    Net Income
                                  Applicable to
                                      Common
                                   Shareholders      Shares      Per Share
                                    (Numerator)  (Denominator)     Amount

For the year ended December 31, 2000
  Basic earnings per share             $ 13,391     13,857,409      $  .97
  Effect of assumed conversion
   of employee stock options                  -          1,018           -
                                       --------     ----------      ------

Diluted earnings per share             $ 13,391     13,858,427      $  .97
                                       ========     ==========      ======

There were no dilutive common stock equivalents in 1999 or 1998.

(14) Benefit Plan

The Company has  two defined contribution plans covering all full time employees qualified under Section 401(k) of the Internal Revenue Code in which the Company matches a portion of an employee's salary deferral. The
Company's contributions to these plans were $39,600, and $32,800 for the years ended December 31, 2000 and 1999, respectively.  CV Reit did not make any contributions to the plans in 1998.

(15) Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data follows (in thousands, except per share data):

                                                                        Quarter Ended

                                              March 31,     June 30,    September 30,    December 31,
                                              -------------------------------------------------------
2000:
   Revenues                                     $ 8,947    $  11,692         $ 28,053        $ 28,948
   Net income                                     1,766        2,150            3,691           5,784
   Per common share,
   basic and diluted                                .22          .22              .20             .31

1999:
   Revenues                                     $ 7,582      $ 8,488          $ 8,575         $ 8,917
   Net income                                     1,829        1,545            1,826           2,047
   Per common share,
   basic and diluted                                .23          .19              .23             .26

1998:
   Revenues                                     $ 5,248      $ 5,993          $ 7,226         $ 7,542
   Net income                                     1,877        3,680            1,556           8,737
   Per common share,
   basic and diluted                                .24          .46              .20            1.09

Earnings per share for each quarter include the effect of shares issued in the acquisition of Kranzco, and therefore the sum of the quarters for 2000 do not equal the full year earnings per share amount.

                                                Kramont Realty Trust and Subsidiaries
                                       Schedule III - Real Estate and Accumulated Depreciation
                                                          December 31, 2000
                                                           (in thousands)

                                                           Costs        Gross
                                                        Capitalized    Amount at
                                              Initial   Subsequent   Which Carried                               Date  Depreciable
                                              Cost to       to        December 31,            Accumulated  Constructed     Life
Description                     Encumbrances  Company    Acquisition      2000          Total Depreciation or Acquired   (Years)
-----------                     ------------  -------  ------------- -------------   -------- ------------ ----------- -----------

Shopping Centers
 Pennsylvania
  555 Scott Street Center         $    -       $  736        -            $ 736        $ 736        (50)         1997    7 - 40(1)
  69th Street Plaza                  2,479      3,620        -            3,620        3,620        (39)         2000    7 - 40(1)
  Barn Plaza                        14,159     22,918        245         23,163       23,163       (250)         2000    7 - 40(1)
  Bensalem Square                    4,281      6,282        -            6,282        6,282        (68)         2000    7 - 40(1)
  Bethlehem Square                  16,249     28,014         36         28,050       28,050       (303)         2000    7 - 40(1)
  Bradford Mall                      2,934      3,825        -            3,825        3,825        (41)         2000    7 - 40(1)
  Bristol Commerce Park             12,994     13,955        -           13,955       13,955       (151)         2000    7 - 40(1)
  Chalfont Village Shopping
   Center                              -        1,574        111          1,685        1,685        (52)         1999    7 - 40(1)
  Cherry Square Shopping Center      5,100      6,831        -            6,831        6,831       (249)         1999    7 - 40(1)
  Chesterbrook Village Center        7,623     13,359        304         13,663       13,663       (968)         1997    7 - 40(1)
  Collegeville Shopping Center       4,651      7,179         78          7,257        7,257       (397)         1998    7 - 40(1)
  County Line Plaza                  4,963      5,391      2,536          7,927        7,927       (637)         1997    7 - 40(1)
  Danville Plaza                       739      1,556         38          1,594        1,594       (110)         1997    7 - 40(1)
  Dickson City                         -        4,294          3          4,297        4,297       (288)         1997    7 - 40(1)
  Franklin Center                    5,821      7,534        -            7,534        7,534        (82)         2000    7 - 40(1)
  Gilbertsville Shopping Center      2,562      3,827        185          4,012        4,012       (237)         1998    7 - 40(1)
  MacArthur Road                     2,308      3,059        -            3,059        3,059        (33)         2000    7 - 40(1)
  Mount Carmel Plaza                   776      2,102         25          2,127        2,127       (144)         1997    7 - 40(1)
  New Holland Plaza                    915      1,168        127          1,295        1,295        (78)         1998    7 - 40(1)
  North Penn Marketplace             2,955      4,751        136          4,887        4,887       (280)         1998    7 - 40(1)
  Park Hills Plaza                   9,602     15,085          8         15,093       15,093       (164)         2000    7 - 40(1)
  Pilgrim Gardens                    4,058      4,501        -            4,501        4,501        (49)         2000    7 - 40(1)
  Street Road                        4,127      6,165        -            6,165        6,165        (67)         2000    7 - 40(1)
  Valley Fair                        7,705     14,355        605         14,960       14,960       (181)         2000    7 - 40(1)
  Valley Forge Mall                    -        5,254        245          5,499        5,499        (71)         2000    7 - 40(1)
  Village at Newtown                21,930     27,657        104         27,761       27,761     (1,747)         1998    7 - 40(1)
  Whitehall Square                  15,176     23,239          9         23,248       23,248       (253)         2000    7 - 40(1)
  Whitemarsh Shopping Center         7,037     10,771        105         10,876       10,876       (731)         1997    7 - 40(1)
  Woodbourne Square                  1,836      4,267        202          4,469        4,469       (310)         1997    7 - 40(1)
 Georgia
  Bainbridge Town Center             5,140      6,800          2          6,802        6,802        (74)         2000    7 - 40(1)
  Douglasville Crossing             14,857     13,284        -           13,284       13,284       (144)         2000    7 - 40(1)
  Holcomb Bridge                     6,275      7,066        -            7,066        7,066        (77)         2000    7 - 40(1)
  Northpark                          4,511     12,255        -           12,255       12,255       (133)         2000    7 - 40(1)
  Park Plaza                         3,346      3,137          6          3,143        3,143        (34)         2000    7 - 40(1)
  Snellville Oaks                   12,119     11,220        -           11,220       11,220       (122)         2000    7 - 40(1)
  Summerville Wal Mart Center        2,258      2,391        -            2,391        2,391        (26)         2000    7 - 40(1)
  Tifton Corners                     8,524      8,923          9          8,932        8,932        (97)         2000    7 - 40(1)
  Tower Plaza                        2,325      4,300         27          4,327        4,327        (49)         2000    7 - 40(1)
  Vidalia Wal Mart Center            4,227      4,452        -            4,452        4,452        (48)         2000    7 - 40(1)
  Village at Mableton               10,316     12,680          7         12,687       12,687       (138)         2000    7 - 40(1)

 Connecticut
  Groton Square                     12,174     21,708        -           21,708       21,708       (235)         2000    7 - 40(1)
  Manchester K Mart Plaza            2,522      4,529        -            4,529        4,529        (49)         2000    7 - 40(1)
  Milford                            1,470      2,572        -            2,572        2,572        (35)         2000    7 - 40(1)
  Orange                               786        200        -              200          200         (3)         2000    7 - 40(1)
  Parkway Plaza I                      -        3,612        -            3,612        3,612        (39)         2000    7 - 40(1)
  Parkway Plaza II                     -        4,033        -            4,033        4,033        (44)         2000    7 - 40(1)
  Stratford Square                   4,000     10,500        -           10,500       10,500       (114)         2000    7 - 40(1)
 New Jersey
  Collegetown                        5,487     10,693         86         10,779       10,779       (116)         2000    7 - 40(1)
  Hillcrest Mall                     5,384      6,817        -            6,817        6,817        (74)         2000    7 - 40(1)
  Lakewood Plaza Shopping Center    18,750     24,593        827         25,420       25,420       (981)         1999    7 - 40(1)
  Marlton Shopping Center - Phase II    9,300  12,524         43         12,567       12,567       (745)         1998    7 - 40(1)
  Marlton Shopping Center - Phase I  11,650    16,580        199         16,779       16,779       (937)         1998    7 - 40(1)
  Rio Grande Plaza                   7,653     14,417         69         14,486       14,486       (980)         1997    7 - 40(1)
  Suburban Plaza                    10,453     16,544        -           16,544       16,544       (179)         2000    7 - 40(1)
 New York
  A&P Mamaroneck                     1,061      1,598        -            1,598        1,598        (17)         2000    7 - 40(1)
  The Mall at Cross County          25,480     41,161        648         41,809       41,809       (470)         2000    7 - 40(1)
  Highridge                          7,242     11,746        -           11,746       11,746       (127)         2000    7 - 40(1)
  North Ridge                        2,597      6,886        -            6,886        6,886        (75)         2000    7 - 40(1)
  Port Washington                      446        495        -              495          495         (5)         2000    7 - 40(1)
  Village Square                     1,850      2,935        -            2,935        2,935        (32)         2000    7 - 40(1)
 Maryland
  Anneslie                           5,859      7,470          3          7,473        7,473        (76)         2000    7 - 40(1)
  Campus Village                     2,451      3,377        -            3,377        3,377        (37)         2000    7 - 40(1)
  Coral Hills                        5,325      6,562        -            6,562        6,562        (73)         2000    7 - 40(1)
  Fox Run                           14,069     19,752        -           19,752       19,752       (214)         2000    7 - 40(1)
  Hillcrest Plaza                    3,832      3,672        -            3,672        3,672        (40)         2000    7 - 40(1)
 Florida
  Century Plaza                      7,650      7,402        388          7,790        7,790       (877)         1976   15 - 39(1)
  Village Oaks                       7,823      9,770         12          9,782        9,782       (103)         2000    7 - 40(1)
 Kentucky
  Harrodsburg Marketplace            2,973      3,650        -            3,650        3,650        (39)         2000    7 - 40(1)
 Michigan                                                    -
  Musicland                          3,200      3,700        -            3,700        3,700        (40)         2000    7 - 40(1)
 Mississippi                                                 -
  Brookway Village                     -        1,150        -            1,150        1,150        (12)         2000    7 - 40(1)
  Towne Square                         -        1,956        -            1,956        1,956        (21)         2000    7 - 40(1)
 North Carolina                                              -
  Cary Plaza                         1,186      3,065        -            3,065        3,065        (33)         2000    7 - 40(1)
  Magnolia Plaza                     3,635      4,900        -            4,900        4,900        (53)         2000    7 - 40(1)
 Ohio
  Pickaway Crossing                  6,134      6,654        -            6,654        6,654        (72)         2000    7 - 40(1)
 Rhode Island                                                -
  Wamapnoag Plaza                    5,174      7,500        -            7,500        7,500        (81)         2000    7 - 40(1)
 South Carolina                                              -
  East Main Centre                   2,441      5,682        859          6,541        6,541        (75)         2000    7 - 40(1)
  Park Centre                        5,654      9,728         68          9,796        9,796       (106)         2000    7 - 40(1)
 Tennessee
  Meeting Square                     2,381      2,467        -            2,467        2,467        (27)         2000    7 - 40(1)
 Virginia
  Culpepper Town Mall                5,657      7,200         19          7,219        7,219        (78)         2000    7 - 40(1)
  Marumsco-Jefferson Plaza          15,023     13,000        -           13,000       13,000       (141)         2000    7 - 40(1)
  Statler Crossing                   6,229      6,054        -            6,054        6,054        (66)         2000    7 - 40(1)
Office Buildings                                             -
  Century Village Administration       -          750        220            970          970       (369)         1970    5 - 30(1)
  Building, Florida                    -                                    -
  Plymouth Plaza, Pennsylvania       2,263      4,377         93          4,470        4,470       (304)         1997    7 - 40(1)
                                 ----------  ---------   --------     ----------    ---------   --------

  Totals                         $ 474,142   $693,760    $ 8,687      $ 702,447     $702,447    $(17,166)
                                 =========   ========    =======      =========     ========    ========

  (1)  -  Real Estate is depreciated over the estimated useful lives of the assets (7 to 40 years) on the straight-line method

                    Kramont Realty Trust and Subsidiaries
           Schedule III - Real Estate and Accumulated Depreciation
                              December 31, 2000
                               (in thousands)

The changes in total real estate for the three years ended December 31, 2000, are as follows:

                                       2000          1999       1998

  Balance, beginning of year       $ 180,184     $ 145,550    $ 73,748
  New property acquisitions          519,790        32,999      73,881
  Capital improvements                 5,973         1,635       2,069
  Sale of real estate                 (3,500)          -        (4,148)
                                   ----------    ----------   ---------
  Balance, end of  period          $ 702,447     $ 180,184    $145,550
                                   ==========    ==========   =========

The changes in accumulated depreciation for the three years ended December
31, 2000, are as follows:

                                       2000          1999        1998
  Balance, beginning of year        $  7,108      $  3,142    $  2,740
  Depreciation for the year           10,084         3,966       2,656
  Sale of real estate                    (26)          -        (2,254)
                                    ---------     ---------   ---------
  Balance, end of  period           $ 17,166      $  7,108    $  3,142
                                    =========     =========   =========

                                 Kramont Realty Trust and Subsidiaries
                              Schedule IV - Mortgage Loans on Real Estate
                                           December 31, 2000
                                            (in thousands)

                                         Final                              Face      Carrying
                            Interest    Maturity                         Amount of    Amount of
Description                    Rate       Date    Periodic Payment Terms Mortgages  Mortgages (a)
-----------                 ---------   --------  ---------------------- ---------- -------------
Permanent -
 Recreation Facilities
 Century Village at:
   Boca Raton, FL              13.25% 12/31/2011  Level P&I due monthly $ 12,533    $  9,994
   West Palm Beach, FL         13.25% 01/15/2012  Level P&I due monthly   18,342      14,628
   Deerfield Beach, FL
     (2nd mortgage)            13.50% 01/15/2012  Level P&I due monthly   13,235      10,616
   Deerfield Beach, FL          8.84% 03/01/2007  Level P&I due monthly    3,485       2,002
                                                                                   ---------

                                                                                    $ 37,240 (b)
                                                                                   ============

Note: All loans are first mortgages except where noted, there are no prior liens and no delinquent principal or interest.

 (a)  The tax carrying value of the notes is approximately $4.4 million.
 (b)  The changes in the carrying amounts are summarized as follows:

                                                              2000            1999            1998

          Balance, beginning of period                      $  63,385       $  64,988      $  77,652
          Advances on new mortgage loans                          -               -            5,190
          Collections of principal                            (26,145)         (1,603)       (17,854)
                                                            ---------       ---------      ---------
          Balance, end of  period                           $  37,240       $  63,385      $  64,988
                                                            =========       =========      =========

Item 9. Disagreement on Accounting and Financial Disclosures

None

                                  PART III

Item 10. Trustees and Executive Officers of the Registrant

Incorporated herein by reference to the "Election of Trustees", "Executive
Officers", "Executive Compensation", and  "Section 16(a) Beneficial Ownership
Reporting Compliance" sections of the Company's Proxy Statement in connection with its annual meeting of shareholders to be held on June 12, 2001.

Item 11. Executive Compensation

Incorporated herein by reference to the "Executive Compensation" section of the Company's Proxy Statement in connection with its annual meeting of shareholders to be held on June 12, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference to the "Security Ownership of Certain
Beneficial Owners and Management" section of the Company's Proxy Statement in connection with its annual meeting of shareholders to be held on June 12,
2001.

Item 13. Certain Relationships and Related Transactions

Incorporated herein by reference to the "Certain Relationships and Related
Transactions" section of the Company's Proxy Statement in connection with its annual meeting of shareholders to be held on June 12, 2001.

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  (1)  List of Consolidated Financial Statements:

          Report of Independent Certified Public Accountants
          Consolidated Balance Sheets - December 31, 2000 and 1999
          Consolidated Statements of Income  -  Years Ended December 31,
          2000, 1999 and 1998
          Consolidated Statements of Beneficiaries' Equity - Years Ended
          December 31, 2000, 1999, and 1998
          Consolidated Statements of Cash Flows - Years Ended December 31,
          2000, 1999 and 1998
          Notes to Consolidated Financial Statements

     (2)  List of Consolidated Financial Statements Schedules:
          Schedule III - Real Estate and Accumulated Depreciation
          Schedule IV  -  Mortgage Loans on Real Estate

     (3)  See Exhibit Index at page 44 of this Form 10-K

(b)  Reports on Form 8-K:

          No reports were filed by the Registrant on Form 8-K
          during the fourth quarter of 2000.

(c)  The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit
Number    Description
------    -----------

2.1   Agreement and Plan of Reorganization  and Merger among Kranzco,  KRT Trust,
      CV Reit,  and  Kramont,  dated as of December 10,  1999.  (Incorporated  by reference to Exhibit 2.1 to the  Company's  Registration  Statement on Form
      S-4, filed with the Commission on April 10, 2000 (File No. 333-34482)).

2.2   Amendment  No. 1 to the  Agreement  and Plan of  Reorganization  and Merger
      among Kranzco,  KRT Trust,  CV Reit, and the Company,  dated as of December
      10,  1999.  (Incorporated  by  reference  to Exhibit  2.2 to the  Company's
      Registration  Statement on Form S-4, filed with the Commission on April 10,
      2000 (File No. 333-34482)).

3.1   Articles of Amendment and Restatement of Kramont Realty Trust.

3.2   Amended and Restated Bylaws of Kramont Realty Trust.

10.1  Agreement between Cenvill Investors, Inc. and H. Irwin Levy, dated December
      31,  1981.  (Incorporated  by  reference  to Exhibit  (2)(i) to the current report on Form 8-K filed by CV Reit to report event of December 31, 1981.)

10.2  Agreement of Lease between Cenvill Investors,  Inc. and B.R.F., Inc., dated
      December  30, 1981.  (Incorporated  by reference to Exhibit (2) (ii) to the current report on Form 8-K filed by CV Reit to report event of December 31,
      1981.)

10.3  Agreement  dated  January 15,  1982,  between  Century  Village,  Inc.  and
      Benenson Capital  Company.  (Incorporated by reference to Exhibit (2)(i) to the current report on Form 8-K filed by Cenvill  Investors,  Inc. (File No.
      0-03427) to report event of January 15, 1982.)

10.4  Agreement  dated January 15, 1982,  between  Century Village East, Inc. and
      CVRF Deerfield  Limited.  (Incorporated by reference to exhibit (2) (ii) to the current report on Form 8-K filed by Cenvill  Investors,  Inc. (File No.
      0-03427) to report event of January 15, 1982.)

10.5  Indenture for Collateralized Mortgage Obligations, dated as of December 30,
      1991 between Recreation Mortgages,  Inc. (Issuer) and Bankers Trust Company
      (Trustee).  (Incorporated  by reference to Exhibit  (10)(xvi) to the Annual
      Report on Form  10-K of CV Reit for the  fiscal  year  ended  December  31,
      1991.)

10.6  Restated Loan Agreement,  dated July 31, 1992,  between CV Reit and Cenvill
      Development  Corp.  and  certain   subsidiaries  and  affiliates   thereof.
      (Incorporated by reference to Exhibit (10)(xi) to the Annual Report on Form
      10-K of CV Reit for the fiscal year ended December 31, 1992.)

10.7  Proposal for the Acquisition of Certain Assets, dated June 19, 1992, by and among CV Reit  Cenvill  Development  Corp.  and  certain  subsidiaries  and affiliates thereof.  (Incorporated by reference to Exhibit (10)(xiv) to the
      Annual  Report  on Form  10-K of the CV Reit  for  the  fiscal  year  ended
      December 31, 1992.)

10.8  Order  granting  Motion of  Debtor's  [sic] for  Approval of Sale of Assets
      dated July 17, 1992.  (Incorporated by reference to Exhibit (10)(xv) to the
      Annual  Report on Form 10-K of CV Reit for the fiscal  year ended  December
      31, 1992.)

10.9  Consulting and Advisory Agreement, dated July 31, 1992, between CV Reit and
      Hilcoast   Development   Corp.   (Incorporated   by  reference  to  Exhibit
      (10)(xviii)  to the  Annual  Report on Form 10-K of CV Reit for the  fiscal year ended December 31, 1992.)

10.10 Letter Agreements,  dated July 11, 1994 and August 3, 1995, between CV Reit and Hilcoast Advisory Services,  Inc. extending the Consulting and Advisory
      Agreement to July 31, 1995 and July 31, 1996,  respectively.  (Incorporated by reference to Exhibit  10(vi) to the Quarterly  Report on Form 10-Q of CV
      Reit for the quarter ended September 30, 1995.)

10.11 Letter  Agreement,  dated  July 12,  1996,  between  CV Reit  and  Hilcoast
      Advisory Services,  Inc. extending the Consulting and Advisory Agreement to
      July 31, 1997. (Incorporated by reference to Exhibit 10(i) to the Quarterly
      Report on Form 10-Q of CV Reit for the quarter ended September 30, 1996.)

10.12 Letter  agreement,  dated  June 10,  1997,  between  CV Reit  and  Hilcoast
      Advisory Services,  Inc. extending the Consulting and Advisory Agreement to
      December 31,  1997.  (Incorporated  by  reference  to Exhibit  10(i) to the
      Quarterly  Report  on Form  10-Q of CV Reit  for  the  quarter  ended  June
      30,1997.)

10.13 Definitive  Master  Agreement,  dated  September  19, 1997,  among CV Reit,
      Montgomery CV Realty Trust, and Drexel Realty,  Inc.,  Royce Realty,  Inc.,
      Louis P. Meshon,  Sr. and certain of the Meshon  Parties  named therein and the Levy Parties named therein. (Incorporated by reference to Appendix A to
      CV Reit's proxy statement filed on November 11, 1997.)

10.14 Supplemental  Indenture  No.  2 for  Collateralized  Mortgage  Obligations,
      dated as of December 30, 1997 between Recreation Mortgages,  L.P., (Issuer)
      and Bankers  Trust  Company  (Trustee).  (Incorporated  by reference to the
      Annual  Report on Form 10-K of CV Reit for fiscal year ended  December  31,
      1997.)

10.15 Real Estate  Purchase  Agreement  dated  September  29, 1997 by and between
      Newtown  Village  Partnership  and RCEK,  Inc., or its nominee or assignee.
      (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by CV Reit on April 14, 1998.)

10.16 Letter Amendment to Real Estate Purchase  Agreement dated December 15, 1997 by and between Newtown Village Partnership and RCEK, Inc.  (Incorporated by
      reference to Exhibit 2.2 to the current report on Form 8-K filed by CV Reit on April 14, 1998.)

10.17 Assignment of Real Estate  Purchase  Agreement  dated January 26, 1998 from
      RCEK,  Inc. to Newtown  Village Plaza  Associates,  L.P.  (Incorporated  by
      reference to Exhibit 2.3 to the current report on Form 8-K filed by CV Reit on April 14, 1998.)

10.18 Second  Amendment to Real Estate Purchase  Agreement dated February 5, 1998 by and  between  Newtown  Village  Partnership  and Newtown  Village  Plaza
      Associates,  L.P.  (Incorporated by reference to Exhibit 2.4 to the current report on Form 8-K filed by CV Reit on April 14, 1998.)

10.19 Third Amendment to Real Estate  Purchase  Agreement dated March 31, 1998 by
      and  between  Newtown   Village   Partnership  and  Newtown  Village  Plaza
      Associates,  L.P.  (Incorporated by reference to Exhibit 2.5 to the current report on Form 8-K filed by CV Reit on April 14, 1998.)

10.20 Loan and  Credit  Facility  Agreement  dated as of  March  31,  1998 by and between  Montgomery CV Realty L.P. as Borrower,  Century Plaza  Associates,
      L.P.  and CV  Reit,  Inc.,  as  guarantors,  and GMAC  Commercial  Mortgage
      Corporation,  as Lender.  (Incorporated  by reference to Exhibit 5.1 to the current report on Form 8-K filed by CV Reit on April 15, 1998.)

10.21 $7,650,000  Promissory  Note dated as of April 9, 1998 from  Montgomery  CV
      Realty L.P.  to GMAC  Commercial  Mortgage  Corporation.  (Incorporated  by
      reference to Exhibit 5.2 to the current report on Form 8-K filed by CV Reit on April 15, 1998.)

10.22 Mortgage and Security  Agreement dated as of April 9, 1998 by Century Plaza
      Associates, L.P. to GMAC Commercial Mortgage Corporation.  (Incorporated by
      reference to Exhibit 5.3 to the current report on Form 8-K filed by CV Reit on April 15, 1998.)

10.23 Guaranty and Suretyship  Agreement  dated as of April 9, 1998 by CV Reit to
      GMAC Commercial Mortgage Corporation. (Incorporated by reference to Exhibit
      5.4 to the current report on Form 8-K filed by CV Reit on April 15, 1998.)

10.24 Contribution  Agreement dated May 29, 1998 by and between Marlton  Crossing
      Shopping   Center  Limited   Partnership  and  Montgomery  CV  Realty  L.P.
      (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K dated June 24, 1998, filed by CV Reit on July 7, 1998.)

10.25 Assignment and Assumption of Contribution  Agreement dated June 22, 1998 by and between Montgomery CV Realty L.P. and Marlton Plaza Associates II, L.P.
      (Incorporated by reference to Exhibit 2.2 to the current report on Form 8-K dated June 24, 1998 filed by CV Reit on July 7, 1998.)

10.26 Mortgage  and Security  Agreement  dated as of June 24, 1998 by and between
      Marlton  Plaza  Associates  II,  L.P.,  as  Borrower,  and GMAC  Commercial
      Mortgage Corporation, as Lender.  (Incorporated by reference to Exhibit 2.3 to the current report on Form 8-K dated June 24, 1998,  filed by CV Reit on
      July 7, 1998.)

10.27 $11,650,000  Promissory  Note dated as of June 24, 1998 from Marlton  Plaza
      Associates II, L.P. to GMAC Commercial Mortgage Corporation.  (Incorporated
      by  reference  to Exhibit 2.4 to the current  report on Form 8-K dated June
      24, 1998, filed by CV Reit on July 7, 1998.)

10.28 Real  Estate  Purchase  Agreement  dated  January  27,  1998 by and between
      Seller and  Purchaser.  (Incorporated  by  reference  to Exhibit 2.1 to the current report on Form 8-K dated June 25, 1998, filed by CV Reit on July 7,
      1998.)

10.29 Amendment to Real Estate  Purchaser  Agreement  dated  February 26, 1998 by and between Seller and Purchaser. (Incorporated by reference to Exhibit 2.2 to the current report on Form 8-K dated June 25, 1998,  filed by CV Reit on
      July 7, 1998.)

10.30 Second Amendment to Real Estate Purchase  Agreement dated March 31, 1998 by and between Seller and Purchaser. (Incorporated by reference to Exhibit 2.3 to the current report on Form 8-K dated June 25, 1998,  filed by CV Reit on
      July 7, 1998.)

10.31 Mortgage  and Security  Agreement  dated as of June 25, 1998 by and between
      Marlton Plaza Associates,  L.P., as Borrower,  and GMAC Commercial Mortgage
      Corporation,  as Lender.  (Incorporated  by reference to Exhibit 2.4 to the current report on Form 8-K dated June 25, 1998, filed by CV Reit on July 7,
      1998.)
10.32 $9,300,000  Promissory  Note dated as of June 25,  1998 from
      Marlton Plaza  Associates,  L.P. to GMAC Commercial  Mortgage  Corporation.
      (Incorporated by reference to Exhibit 2.5 to the current report on Form 8-K dated June 25, 1998, filed by CV Reit on July 7, 1998.)

10.33 Guaranty and Suretyship  Agreement  dated as of June 25, 1998 by CV Reit to
      GMAC Commercial Mortgage Corporation. (Incorporated by reference to Exhibit
      2.6 to the current report on Form 8-K dated June 25, 1998, filed by CV Reit on July 7, 1998.)

10.34 Guaranty and Suretyship  Agreement  dated as of June 25, 1998 by Montgomery
      CV Realty L.P. to GMAC Commercial  Mortgage  Corporation.  (Incorporated by
      reference  to Exhibit 2.7 to the current  report on Form 8-K dated June 25,
      1998, filed by CV Reit on July 7, 1998.)

10.35 Second  Amendment to Loan and Credit  Facility  Agreement dated as of March
      8, 1999,  by and between  Montgomery CV Realty,  L.P. as Borrower,  Century
      Plaza  Associates,  L.P. and CV Reit, as  Guarantors,  and GMAC  Commercial
      Mortgage Corporation as Lender.

10.36 $18,500,000 Note dated March 8, 1999 between Montgomery CV Realty,  L.P. as
      Borrower and GMAC Commercial Mortgage Corporation as Lender.

10.37 Collateral,  Pledge, Assignment and Security Agreement, dated March 8, 1999
      between   Montgomery  CV  Realty,   L.P.  and  GMAC   Commercial   Mortgage
      Corporation.

10.38 Agreement  of  Sale  dated  January  21,  1999  by and  between  Lakewood-9
      Investors,  L.P.  and  ARC-Lakewood  9,  L.L.C  Montgomery  CV Realty  L.P.
      (Incorporated  by reference to Exhibit  10.38 Annual Report on Form 10-K of
      CV Reit for the fiscal year ended December 31, 1998.)

10.39 Reinstatement  and  Amendment  Agreement of Sale dated  February 5, 1999 by
      and  between  Lakewood-9   Investors,   L.P.  and  ARC-Lakewood-9,   L.L.C.
      Montgomery CV Realty L.P.  (Incorporated by reference to Exhibit 2.2 to the current report on Form 8-K dated March 31, 1999,  filed by CV Reit on April
      7, 1999.)

10.40 Assignment  of  Agreement of Sale dated March 17, 1999 from  Montgomery  CV
      Realty L.P. to Lakewood Plaza 9 Associates, L.P. (Incorporated by reference to Exhibit  2.3 to the  current  report on Form 8-K dated  March 31,  1999, filed by CV Reit on April 7, 1999.)

10.41 Kranzco  Realty  Trust  1992  Employees  Share  Option  Plan,  as  amended.
      (Incorporated  by reference to Exhibit 10.10 of Kranzco's  Annual Report on
      Form 10-K for the fiscal year ended December 31, 1992.)

10.42 Kranzco  Realty  Trust  1992  Employees  Share  Option  Plan,  as  amended.
      (Incorporated  by reference to Exhibit 10.11 of Kranzco's  Annual Report on
      Form 10-K for the fiscal year ended December 31,1992.)

10.43 Kranzco Realty Trust 1995  Incentive  Plan.  (Incorporated  by reference to
      Exhibit 4.4 of Kranzco's  Registration Statement on Form S-8 No. 33-94294.)

10.44 Trust and Servicing  Agreement,  dated as of June 18, 1996, among KRT
      Origination Corp., GE Capital Management  Corporation and State Street Bank
      and Trust Company. (Incorporated by reference to Exhibit 10.43 of Kranzco's
      Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.45 Cash Collateral Account,  Security, Pledge and Assignment Agreement,  dated as of June 18,  1996,  among the  Borrowers,  State  Street  Bank and Trust
      Company,  as Agent, and KRT Origination Corp., as Lender.  (Incorporated by
      reference to Exhibit 10.44 to Kranzco's  Annual Report on Form 10-K for the
      fiscal year ended December 31, 1996.)

10.46 Cash Collateral  Agreement,  dated June 18, 1996, among the Borrowers,  and
      State Street Bank and Trust Company,  as Agent.  (Incorporated by reference to Exhibit  10.45 to  Kranzco's  Annual  Report on Form 10-K for the fiscal year ended December 31, 1996)

10.47 $123,700,000.00  Class A  Mortgage  Note  dated  June 18,  1996 made by the
      Borrowers in favor of KRT Origination  Corp., as Lender.  (Incorporated  by
      reference to Exhibit 10.46 to Kranzco's  Annual Report on Form 10-K for the
      fiscal year ended December 31, 1996.)

10.48 $20,600,000.00  Class B  Mortgage  Note  dated  June 18,  1996  made by the
      Borrowers in favor of KRT Origination  Corp., as Lender.  (Incorporated  by
      reference to Exhibit 10.47 to Kranzco's  Annual Report on Form 10-K for the
      fiscal year ended December 31, 1996.)

10.49 $28,900,000.00  Class C  Mortgage  Note  dated  June 18,  1996  made by the
      Borrowers in favor of KRT Origination  Corp., as Lender.  (Incorporated  by
      reference to Exhibit 10.48 to Kranzco's  Annual Report on Form 10-K for the
      fiscal year ended December 31, 1996.)

10.50 $8,500,000.00  Class D  Mortgage  Note  dated  June  18,  1996  made by the
      Borrowers in favor of KRT Origination  Corp., as Lender.  (Incorporated  by
      reference to Exhibit 10.49 to Kranzco's  Annual Report on Form 10-K for the
      fiscal year ended December 31, 1996.)

10.51 Form  of  Indenture  of  Mortgage,   Deed  of  Trust,  Security  Agreement,
      Financing  Statement,  Fixture Filing and  Assignment of Leases,  Rents and
      Security Deposits made by the Borrowers, as grantor, for the benefit of KRT
      Origination Corp., as mortgagee,  and filed in Connecticut,  Maryland,  New
      Jersey,  New York and Pennsylvania with respect to Groton Square in Groton,
      Connecticut,  Manchester  Kmart  in  Manchester,  Connecticut,  Milford  in
      Milford,  Connecticut,  Orange in  Orange,  Connecticut,  Fox Run in Prince
      Frederick,  Maryland,  Hillcrest Plaza in Frederick,  Maryland, Anneslie in
      Baltimore, Maryland, Suburban Plaza in Hamilton, New Jersey, Collegetown in
      Glassboro, New Jersey, Hillcrest Mall in Phillipsburg, New Jersey, The Mall
      at Cross County in Yonkers, New York, Highridge Plaza in Yonkers, New York,
      North Ridge in New Rochelle,  New York,  Village  Square in Larchmont,  New
      York,  A&P  Mamaroneck in  Mamaroneck,  New York,  Port  Washington in Port
      Washington,  New York,  Bethlehem  in  Bethlehem,  Pennsylvania,  Whitehall
      Square in  Whitehall,  ,  Pennsylvania,  Bristol  Commerce Park in Bristol,
      Pennsylvania,  Park Hills  Plaza in  Altoona,  Pennsylvania,  Barn Plaza in
      Doylestown,  Pennsylvania, Best Plaza in Tredyffrin, Pennsylvania, Bensalem
      Square in Bensalem,  Pennsylvania,  Street Road in Bensalem,  Pennsylvania,
      Pilgrim  Gardens in Drexel Hill,  Pennsylvania,  69th Street Plaza in Upper
      Darby,  Pennsylvania  and MacArthur  Road in Whitehall,  Pennsylvania  (the
      "Properties").  (Incorporated  by reference  to Exhibit  10.50 to Kranzco's
      Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.52 Form  of  Unrecorded  Indenture  of  Mortgage,   Deed  of  Trust,  Security
      Agreement,  Financing  Statement,  Fixture Filing and Assignment of Leases,
      Rents and Security  Deposits  made by the  Borrowers,  as grantor,  for the benefit of KRT  Origination  Corp.,  and held in escrow with respect to the
      Properties located in Maryland and in New York.  (Incorporated by reference to Exhibit  10.51 to  Kranzco's  Annual  Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.53 Escrow  Agreement  made among KRT  Origination  Corp.,  the  Borrowers  and
      Robinson  Silverman  Pearce  Aronsohn & Berman LLP, as escrow  agent,  with respect to the unrecorded second mortgages  covering the Properties located in New York and  Maryland.  (Incorporated  by reference to Exhibit 10.52 to
      Kranzco's Annual Report on Form 10-K for the fiscal year ended December 31,
      1996.)

10.54 Agreement  dated  October  30,  1997  between  Kranzco  and GP  Development
      Corporation. (Incorporated by reference to Exhibit 2.1 of Kranzco's current report on Form 8-K dated November 25, 1997.)

10.55 Agreement  and Plan of Merger dated  October 30, 1997 between  Kranzco,  GP
      Development Corporation, the shareholders of GP Development Corporation and
      KR Atlanta,  Inc.  (Incorporated  by  reference to Exhibit 2.2 of Kranzco's current report on Form 8-K dated November 25, 1997.)

10.56 Mortgage Note for $6,700,000.00,  dated as of October 5, 1990, from Holcomb
      Bridge Partners, L.P., a Georgia limited partnership ("Holcomb"),  in favor of Allstate Life Insurance Company ("Allstate") (relating to Holcomb Bridge
      Crossing).  (Incorporated by reference to Exhibit 2.3 of Kranzco's  current report on Form 8-K dated November 25, 1997.)

10.57 Modification  of  Mortgage  Note,  dated as of October  31,  1995,  between
      Holcomb and Harris Trust and Savings  Bank  ("Harris  Trust")  (relating to
      Holcomb  Bridge  Crossing).  (Incorporated  by  reference to Exhibit 2.4 of
      Kranzco's current report on Form 8-K dated November 25, 1997.)

10.58 Deed to Secure Debt,  Assignment of Leases,  Rents and Contracts,  Security
      Agreement  and  Fixture  Filing  ("Deed to Secure  Debt")  from  Holcomb to
      Allstate,  dated  as  of  October  5,  1990  (relating  to  Holcomb  Bridge
      Crossing).  (Incorporated by reference to Exhibit 2.5 of Kranzco's  current report on Form 8-K dated November 25, 1997.)

10.59 Modification  of Deed to Secure  Debt  between  Holcomb  and Harris  Trust, dated as of  October  31,  1995  (relating  to  Holcomb  Bridge  Crossing).
      (Incorporated  by reference to Exhibit 2.6 of Kranzco's  current  report on
      Form 8-K dated November 25, 1997.)

10.60 Real Estate Note for  $3,725,000.00,  dated as of August 6, 1987, from West
      Stewarts  Mill  Associates,  Ltd.,  a Georgia  limited  partnership  ("West
      Stewarts"),  in favor of  Confederation  Life Insurance  Company,  a mutual insurance company incorporated in Canada ("Confederation"), first amendment thereto dated as of November 27, 1987, second amendment thereto dated as of
      November 1, 1993, third amendment  thereto dated as of November 1, 1993 and fourth  amendment  thereto dated as of February 21, 1995  (relating to Park
      Plaza).  (Incorporated  by reference  to Exhibit 2.7 of  Kranzco's  current report on Form 8-K dated November 25, 1997.)

10.61 Deed to Secure  Debt and  Security  Agreement  between  West  Stewarts  and
      Confederation, dated as of August 6, 1987, first amendment thereto dated as of November 27, 1987 and second  amendment  thereto dated as of November 1,
      1993 (relating to Park Plaza). (Incorporated by reference to Exhibit 2.8 of
      Kranzco's current report on Form 8-K dated November 25, 1997.)

10.62 Escrow Agreement,  dated as of November 1, 1993, between  Confederation and
      West  Stewarts.  (Incorporated  by  reference  to Exhibit 2.9 of  Kranzco's current report on Form 8-K dated November 25, 1997.)

10.63 Promissory  Note  for  $10,670,000.00,  dated  as of July  31,  1996,  from
      Mableton Village  Associates,  L.L.C., a Georgia limited  liability company
      ("Mableton  Village"),  in favor of Lehman  Brothers  Holdings,  Inc. d/b/a
      Lehman   Capital   ("Lehman")   (relating  to  The  Village  at  Mableton).
      (Incorporated  by reference to Exhibit 2.10 of Kranzco's  current report on
      Form 8-K dated November 25, 1997.)

10.64 Deed to Secure  Debt and  Security  Agreement,  dated as of July 31,  1996, between  Mableton Village and Lehman (relating to The Village at Mableton).
      (Incorporated  by reference to Exhibit 2.11 of Kranzco's  current report on
      Form 8-K dated November 25, 1997.)

10.65 Sales  Contract  dated  June 26,  1998 by and  among  Kranzco  and  Europco
      Property  Investors  II,  Ltd.,  a  Georgia  limited  partnership;  Europco
      Property  Investors  III,  Ltd.,  a Georgia  limited  partnership;  Europco
      Property  Investors  IV,  Ltd.,  a  Georgia  limite  partnership;   Secured
      Properties  Investors  V,  L.P.,  a Georgia  limited  partnership;  Secured
      Properties  Investors VIII,  L.P., a Georgia limited  partnership;  Secured
      Properties  Investors IX, L.P. a Georgia  limited  partnership;  and Tifton
      Partners,  L.P., a Georgia limited partnership.  (Incorporated by reference to Exhibit 2.1 of Kranzco's current report on Form 8-K dated June 26, 1998, filed July 16, 1998.)

10.66 Fixed Rate Note,  dated  September 29, 1998,  made by the  Borrowers  named therein  in  favor  of  Salomon  Brothers  Realty  Corp.  (Incorporated  by
      reference to Exhibit 10.38 of Kranzco's  Quarterly  Report on Form 10-Q for
      the quarter ended September 30, 1998.)

10.67 Guaranty,  dated as of September 29, 1998, made by Kranzco, for the benefit of Salomon  Brothers  Realty  Corp.  (Incorporated  by reference to Exhibit
      10.39 of  Kranzco's  Quarterly  Report on Form 10-Q for the  quarter  ended
      September 30, 1998.)

10.68 Form of Mortgage/Deed of Trust/Deed to secure Debt and Security  Agreement, dated  September  29, 1998,  made by the  Borrowers  named  therein for the benefit of Salomon  Brothers  Realty Corp.  and filed in Florida,  Georgia,
      Ohio,  Tennessee,  and Virginia  with respect to Village  Oaks,  Pensacola,
      Florida;  Vidalia Wal-Mart Center, Vidalia,  Georgia;  Summerville Wal-Mart
      Center, Summerville, Georgia; Tifton Corners, Tifton, Georgia; Douglasville
      Crossing,  Douglasville,  Georgia;  Snellville Oaks,  Snellville,  Georgia;
      Pickaway  Crossing,  Circleville,  Ohio;  Meeting  Square,  Jefferson City,
      Tennessee;  and Statler  Crossing,  Staunton,  Virginia.  (Incorporated  by
      reference to Exhibit 10.40 of Kranzco's  Quarterly  Report on Form 10-Q for
      the quarter ended September 30, 1998.)

10.69 Unit  Contribution  Agreement  among  Kramont,  Montgomery  CV Realty L.P.,
      Kramont Operating  Partnership,  L.P., CV Partner Holdings,  L.P. and CV GP
      LP, dated as of March 28, 2000.

10.70 Kramont Realty Trust 2000 Incentive Plan.  (Incorporated  by reference from
      Appendix  F to  the  Joint  Proxy  Statement/Prospectus  contained  in  the
      Company's  Registration  Statement on Form S-4 filed with the Commission on
      April 10, 2000 (File No. 333-34482)).

10.71 Amended and Restated Agreement of Limited  Partnership of Kramont Operating
      Partnership, L.P., dated as of June 16, 2000.

10.72 Second Amended and Restated Agreement of Limited  Partnership of Montgomery
      CV Realty L.P., dated as of June 16, 2000.

10.73 Employment  Agreement  between the Company and Louis P. Meshon,  Sr., dated as of June 16, 2000.

10.74 Employment Agreement between the Company and Norman M. Kranzdorf,  dated as of June 16, 2000.

10.75 Amended and Restated Loan and Credit Facility  Agreement dated as of August
      1, 2000 by and between the Company,  Kramont Operating  Partnership,  L.P.,
      Montgomery CV Realty L.P.,  Century Plaza Associates,  L.P.,  Marlton Plaza
      Associates,  L.P.,  Lakewood  Plaza 9 Associates,  L.P.,  Cherry Square MCV
      Associates,  L.P., KR  Bainbridge  LLC, KR Barn,  L.P.,  KR Bradford  Mall,
      L.P.,Lilac DE LLC, Culpeper  Shopping Center Joint Venture,  KRT Union LLC,
      KR Harrodsburg  LLC, KR Morganton LLC, KR Tower Plaza LLC, KR  Development,
      L.P.  and  KR  Wampanoag,  as  borrowers,   and  GMAC  Commercial  Mortgage
      Corporation,  as lender  (incorporated  by  reference to Exhibit 5.1 to the
      Company's Current Report on Form 8-K, dated August 10, 2001).

10.76 Form of  Guaranty  of Recourse  Obligations  of  Borrower  by the  Company,
      Kramont   Operating   Partnership,   L.P.,   Montgomery   CV  Realty   L.P.
      (incorporated  by reference to Exhibit 5.2 to the Company's  Current Report on Form 8-K, dated August 10, 2001)

11    Statement regarding computation of per share earnings. Omitted; computation can be clearly determined from material contained in the report.

21    Subsidiaries of the Company.

23.1  Consent of BDO Seidman, LLP.

                                 SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         KRAMONT REALTY TRUST

 March 30, 2001     /s/  Louis P. Meshon, Sr.
                    By:-----------------------------
                    Louis P. Meshon, Sr., Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated.

March 30, 2001      /s/ Norman M. Kranzdorf
                    --------------------------------
                    Norman M. Kranzdorf, Chairman of the Board and Trustee

March 30, 2001      /s/ Louis P. Meshon, Sr.
                    --------------------------------
                    Louis P. Meshon, Sr., President, Chief Executive Officer
                    and Trustee (Principal Executive Officer)

March 30, 2001      /s/ Etta M. Strehle
                    --------------------------------
                    Etta M. Strehle, Chief Financial Officer and Treasurer
                    (Principal Financial and Accounting Officer)

March 30, 2001      /s/ George S. Demuth
                    --------------------------------
                    George S. Demuth, Chief Operating Officer and Executive Vice
                    President

March 30, 2001      /s/ Bernard J. Korman
                    --------------------------------
                    Bernard J. Korman, Trustee

March 30, 2001       /s/ H. Irwin Levy
                    --------------------------------
                    H. Irwin Levy, Trustee

March 30, 2001      /s/ Milton S. Schneider
                    --------------------------------
                    Milton S. Schneider, Trustee

March 30, 2001      /s/ E. Donald Shapiro
                    --------------------------------
                    E. Donald Shapiro, Trustee

March 30, 2001      /s/ Alan L. Shulman
                    --------------------------------
                    Alan L. Shulman, Trustee

