Form 10-Q
period 2001-03-31
KRAMONT REALTY TRUST
filed 2001-05-11
CIK 1111205

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   ----------

                                    FORM 10-Q

(Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-------SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _______________

                         Commission File Number: 1-15923
                                                 -------

                              KRAMONT REALTY TRUST
                              --------------------
             (Exact name of Registrant as specified in its charter)

                  Maryland                           25-6703702
                  --------                           ----------
          (State of Incorporation) (I.R.S. Employer Identification No.)

     580 West Germantown Pike, Plymouth Meeting, PA                19462
     -----------------------------------------------               -----
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (610) 825-7100
                                                            -------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____ -----

Number of Common Shares of Beneficial Interest, par value $.01 per share, as of
May 11, 2001 : 18,757,912

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

              ASSETS                      March 31, 2001      December 31, 2000
              ------                      --------------      -----------------
Real estate - income producing,
 net of accumulated depreciation           $   683,083            $    685,281
Mortgage notes receivable                       36,824                  37,240
Investments in unconsolidated affiliates         3,130                   3,137
Cash and cash equivalents (includes $1,622 and
 $1,574 restricted)                              9,177                  11,941

Other assets                                    27,996                  26,378
                                                ------                  ------
                  Total assets             $   760,210            $    763,977
                                           ============           ============

 LIABILITIES AND BENEFICIARIES' EQUITY
 -------------------------------------

LIABILITIES:
Mortgages and notes payable                $   500,802            $    500,294
Accounts payable and other liabilities          13,327                  14,137

Distributions payable                            8,350                   8,355
                                                 -----                   -----

       Total liabilities                       522,479                 522,786
                                               -------                 -------

Minority interests in Operating Partnerships    15,787                  15,989
                                                ------                  ------

BENEFICIARIES' EQUITY:
Preferred shares of beneficial interest            30                      30
Common shares of beneficial interest,
 $0.01 par value; authorized
96,683,845 shares; outstanding, 18,752,912.       188                     188
Additional paid-in capital                    176,227                 176,227
Retained earnings                              48,897                  51,785
Accumulated other comprehensive
 income (loss)                                   (407)                      -
Treasury stock,  Redeemable preferred
 shares of beneficial interest Series
 D, 146,800 shares as of March 31,
 2001, at cost                                 (2,349)                 (2,349)
                                              -------                 -------

                                              222,586                 225,881

 Unearned compensation on restricted
  shares of beneficial interest                  (642)                   (680)
                                                -----                   -----

       Total beneficiaries' equity            221,944                 225,201
                                              -------                 -------
       Total liabilities and
       beneficiaries' equity             $    760,210           $     763,977
                                         ============           =============

          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)

                                                       Three Months Ended
                                                           March 31,
                                                   -------------- -------------
                                                      2001           2000
                                                   -------------- -------------
Revenues:
  Rent                                              $  27,362       $ 6,974
  Interest, principally from mortgage notes             1,384         1,973
                                                    ---------       -------
                                                       28,746         8,947
                                                    ---------       -------

Expenses:
  Interest                                              9,956         3,189
  Operating                                             8,006         2,218
  Depreciation and amortization                         3,860         1,104
  General and administrative                            1,808           420
                                                    ---------       -------
                                                       23,630         6,931
                                                    ---------       -------
                                                        5,116         2,016
Equity in income of unconsolidated affiliates             192            74
Minority interests in income of
  Operating Partnerships                                 (225)         (324)
                                                    ---------       -------
Net income                                              5,083         1,766

Preferred share distribution                           (1,877)            -
                                                    ---------       -------
Net income to common shareholders                  $    3,206      $  1,766
                                                   ==========      ========

Per common share:
  Net income, basic and diluted                      $    .17      $    .22
                                                     ========      ========

  Dividends declared                                 $    .33      $    .29
                                                     ========      ========

  Average common shares outstanding:
    Basic                                          18,677,912     7,966,621
                                                   ==========  ============
    Diluted                                        18,678,853     7,967,160
                                                   ==========  ============

              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
                             (dollars in thousands)

Net income                                         $   5,083      $  1,766

Loss on interest rate hedges                            (680)            -
                                                    --------      --------
Comprehensive income                               $   4,403      $  1,766
                                                   =========      ========

          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                    Three Months Ended
                                                         March 31,
                                                 2001              2000
                                           ----------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by operating activities   $    6,560         $    2,411
                                              ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections on mortgage notes receivable           415                301
  Acquisitions, net of cash acquired                (231)                 -
  Capital improvements                            (1,570)              (574)
  Change in restricted cash                          (48)                 -
  Other                                              (42)                70
                                              ----------         ----------
  Net cash used in investing activities           (1,476)              (203)
                                              ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                         3,250                  -
  Repayments of borrowings                        (2,742)              (982)
  Cash distributions paid on common shares        (6,099)            (2,312)
  Cash distributions paid on preferred shares     (1,877)                 -
  Distributions to minority interests               (428)              (424)
                                              ----------         ----------
  Net cash used in financing activities           (7,896)            (3,718)
                                              ----------         ----------

  Net (decrease)  in unrestricted cash
  and cash equivalents                            (2,812)            (1,510)
Unrestricted cash and cash equivalents
 at the beginning of the period                   10,367              3,495
                                              ----------         ----------
Unrestricted cash and cash equivalents
 at the end of the period                     $    7,555         $    1,985
                                              ==========         ==========

Supplemental disclosure of cash
 flow information:
  Cash paid for interest                      $    8,777         $    3,017
                                              ==========         ==========
  Accrued acquisition costs                   $    1,234         $        -
                                              ==========         ==========

          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Business
-----------------------------

Kramont Realty Trust ("Kramont") is a self-administered, self-managed real estate investment trust ("REIT") which is engaged in the ownership, acquisition, redevelopment, management and leasing of community and neighborhood shopping centers. Kramont does not directly own any other assets other than its interest in Kramont Operating Partnership, L.P. ("Kramont OP") and conducts its business through Kramont OP and its affiliated entities, including Montgomery Operating
Partnership, L.P. ("Montgomery OP", together with their wholly-owned subsidiaries, hereinafter collectively referred to as the "OP's", which together with Kramont are hereinafter referred to as the "Company"). The OP's, directly and indirectly, own all of the Company's assets, including its interest in shopping centers. Accordingly, the Company conducts its operations through an
Umbrella Partnership REIT ("UPREIT") structure. As of March 31, 2001, the
Company owned 93.49% of the partnership interests in Kramont OP and is its sole general partner. As of March 31, 2001, the Company indirectly owned 99.87% of the partnership interests of Montgomery OP and owned 100% of its sole general partner. As of March 31, 2001, the OP's owned, operated and managed 87 shopping centers and two office buildings, located in 16 states and aggregating approximately 12 million square feet.

Kramont acquired its assets through the merger of Kranzco Realty Trust
("Kranzco") and CV Reit, Inc. ("CV Reit") into Kramont in a merger effective as of June 16, 2000 (the "Merger"). The Agreement and Plan of Reorganization and
Merger, dated December 10, 2000, was adopted and approved by the shareholders of both companies on June 6, 2000. Terms of the Merger called for holders of common shares of both companies to each receive one common share of beneficial interest of Kramont for each outstanding common share of CV Reit and Kranzco on a tax-free basis, and for holders of Kranzco preferred shares to receive in exchange for such Kranzco preferred shares, Kramont preferred shares with the same rights.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information please refer to the audited financial statements and footnotes thereto included in the Company's
Annual Report on Form 10-K for the year ended December 31, 2000.

(2) Derivative Instruments
--------------------------

Effective January 1, 2001, Kramont adopted Statement of Financial Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging
Activities," as amended and interpreted. FAS 133 requires that all derivative instruments, such as interest rate swap contracts, be recognized in the financial statements and measured at their fair market value. Changes in the fair market value of derivative instruments are recognized each period in current operations or stockholders equity (as a component of accumulated other comprehensive loss), depending on whether a derivative instrument qualifies as a hedge transaction.

In the normal course of business, Kramont is exposed to changes in interest rates. The objective in managing its exposure to interest rates is to decrease the volatility that changes in interest rates might have on operations and cash flows. To achieve this objective, Kramont uses interest rate swaps to hedge a portion of total long-term debt that is subject to variable interest rates and designates these instruments as cash flow hedges. Under these swaps, Kramont agrees to pay fixed rates of interest. These contracts are considered to be a hedge against changes in the amount of future cash flows associated with the interest payments on variable-rate debt obligations. Accordingly, the interest rate swaps are reflected at fair value in the Consolidated Balance Sheet and the related gains or losses on these contracts are recorded as a component of accumulated other comprehensive loss. Kramont does not enter into such contracts for speculative purposes and currently these are the only derivative instruments held by Kramont as of March 31, 2001. The fair value of interest rate swap contracts are determined based on the fair market value as determined by a third party.

The adoption of FAS 133 at January 1, 2001, resulted in recording $273 in accumulated other income for the cumulative effect of the accounting change. As of January 1, 2001, Kramont had interest rate swap contracts to pay fixed rates of interest (ranging from 6.088% to 6.78%) and receive variable rates of interest based on LIBOR on an aggregate of $32.5 million notional amount of indebtedness with maturity dates ranging from March 2004 through May 2004. These hedges are highly effective and there is no ineffective portion. The aggregate fair market value of all interest rate swap contracts was $273 on January 1,
2001. The aggregate fair market value of these interest rate swap contracts was
($407) on March 31, 2001 and is included in accounts payable and other liabilities on the Consolidated Balance Sheet.

(3) Acquisitions
----------------

The merger of CV Reit and Kranzco was accounted for as a purchase by CV Reit of
Kranzco. Accordingly, the consolidated statement of income for 2000 includes the operating results of the net assets acquired from the effective date of the
Merger.

The following unaudited proforma data summarizes the consolidated results of operations for the three month period as if the acquisition had occurred on
January 1, 2000. The proforma results do not purport to be indicative of the results of operations which would have actually been reported had the acquisitions been consummated on this date, or which may be reported in the future (in thousands, except per share data):

                                                       March 31, 2000
                                                       --------------

Revenues                                               $      29,906
Net income before preferred distribution               $       6,855
Net income to common shareholders                      $       4,887
Net income per common share, basic and diluted         $         .26

(4) Real Estate
----------------

(a) Real Estate is located in 16 states and consists of (in thousands):

                                     March 31, 2001          December 31, 2000
                                     --------------          -----------------

Land                                   $    120,386            $     120,386
Shopping centers                            578,617                  577,059
Office buildings                              5,014                    5,002
                                       ------------            -------------

Total                                       704,017                  702,447
Less accumulated depreciation               (20,934)                 (17,166)
                                       ------------            -------------

Net Real Estate                        $    683,083           $      685,281
                                       ============           ==============

(b) Real Estate with a net book value of $665.6 million, at March 31, 2001, is pledged as collateral for borrowings (Note 5).

(5) Borrowings
--------------

Borrowings consist of (in thousands):
                                                 March 31, 2001    December 31,
                                                 --------------    ------------
                                                                                                               2000
                                                                                                               ----
Mortgage notes payable through June 2003
 under a mortgage loan, interest fixed at
 an average rate of 7.96%, collateralized
 by mortgages on Real Estate.                     $   181,700       $  181,700

Mortgage notes payable through November 2010,
 interest ranging from 6.08% to 10.28% per
 annum, collateralized by mortgages on
 Real Estate.                                         143,942          141,281

Mortgage notes payable through August 2003
 under $155 million credit facility, interest
 at one month LIBOR (5.21% at March 31, 2001)
 plus a minimum of 1.85% to a maximum of 2.95%,
 collateralized by mortgages on Real Estate.           86,611           86,611

Mortgage notes payable through October 2008
 under a fixed rate mortgage, interest
 fixed at 7.00%, collateralized by mortgages
 on Real Estate.                                       64,364           64,551

Collateralized Mortgage Obligations, net of
 unamortized discount of $314,000 and $336,000
 based on  a fixed effective interest rate of 8.84%,
 collateralized by certain of the Recreation Notes
 (see Note 4), quarterly self-amortizing principal
 and interest payments required through
 March 2007.                                           24,185           24,946

Margin loan, interest at Federal Funds rate plus
 1.50%, (6.50% at March 31, 2001),
maturing January 29, 2001.                                  -            1,205

$3.5 million revolving credit facility, interest
 at one month LIBOR plus 1.80% (7.01% at March 31,
 2001), maturing June 2001, collateralized by
 Real Estate.                                               -                -

$1 million unsecured credit facility, interest
 at Prime (8.00% at March 31, 2001),
 maturing May, 2001.                                        -                -
                                                                                                       -                -

Totals                                            $   500,802       $  500,294
                                                  ===========       ==========

(6) Sale of Assets
-------------------

The Company sold one of its properties on April 13, 2001. The property was a
176,000 square foot shopping center located in Baltimore, Maryland. The center contained a vacant 94,000 square foot department store building that formerly housed a Caldor discount store. As a result of the sale and related transactions, Kramont will receive gross proceeds of approximately $12.0 million.
The proceeds of the sale and related transactions will be used to pay down debt obligations of approximately
$5.7 million and for general corporate purposes.

Item 2. Management's Discussion and Analysis of Results of Operations and
Financial Condition

Kramont acquired its assets through the merger of Kranzco and CV Reit into
Kramont, effective June 16, 2000. The Agreement and Plan of Reorganization and
Merger, dated as of December 10, 2000 was adopted and approved by the shareholders of both Kranzco and CV Reit on June 6, 2000. Terms of the Merger
called for holders of common shares of both companies to each receive one common share of beneficial interest of Kramont for each outstanding common share of CV
Reit and Kranzco on a tax-free basis, and for the holders of Kranzco preferred shares to receive in exchange for such Kranzco preferred shares, Kramont preferred shares with the same rights.

                              Results of Operations

The Merger was accounted for as a purchase by CV Reit of Kranzco. Accordingly, the operating results of the net assets acquired are included in the consolidated financial statements from the effective date of the Merger. As a result, the Company believes the comparison for the three month periods may not be meaningful. Further, as a result of the Merger and the sale of certain mortgage notes receivable in December 2000, the Company is effectively operating in one reporting segment.

Net Income

    Three Months Ended March  31,  2001 and 2000

For the quarter ended March 31, 2001, net income to holders of common shares of beneficial interest was $3.2 million or $.17 per common share compared to $1.8 million or $.22 per common share for the same period of 2000.

During the quarter ended March 31, 2001, rent revenue and operating expenses increased by $20.4 million and $5.8 million, respectively (a net rental income increase of $14.6 million), primarily due to the Merger. The increase also reflects improved operating results from income producing properties owned by CV
Reit prior to the Merger in the amount of $308,000.

Interest expense increased by $6.8 million during the first quarter of 2001 primarily as a result of increased borrowings assumed in the Merger.

Depreciation and amortization increased by $2.8 million primarily due to the addition of 62 shopping centers as a result of the Merger.

Interest income decreased by $589,000 during the first quarter of 2001, primarily attributable to scheduled repayments of mortgage notes receivable (see
Note 4) which are long term and require self-amortizing payments through 2023, as well as the prepayment of the Hilcoast Note on December 22, 2000.

General and administrative expenses increased by $1.4 million primarily due to higher professional fees, performance related bonuses, and increased personnel as a result of the Merger.

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

The following schedule reconciles FFO to net income (in thousands):

                                                     Three Months Ended
                                                          March 31,
                                                   2001             2000
                                              ---------------- -------------

Net income to common shareholders              $    3,206       $    1,766
Depreciation and amortization of real
  property (including unconsolidated
   affiliates) *                                    3,641              983
                                               ----------       ----------
FFO                                            $    6,847       $    2,749
                                               ==========       ==========

o   Net of amounts attributable to minority interests.

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

                         Liquidity and Capital Resources

Consolidated Statements of Cash Flows

Net cash provided by operating activities, as reported in the Consolidated
Statements of Cash Flows, amounted to $6.6 million for the three months ended
March 31, 2001 compared to $2.4 million for the same period in 2000. These amounts primarily reflect increased operating income as a result of the Merger in which the Company acquired 62 shopping centers on June 16, 2000.

Net cash used in investing activities for the three months ended March 31, 2001 increased to $1.5 million from net cash used in investing activities of $203,000 for the same period in 2000. The 2001 amounts reflect $1.6 million of capital improvements, as well as payments of $231,000 towards accrued acquisition costs, offset by $415,000 of collections on mortgage notes receivable. The 2000 amounts principally consist of $574,000 of capital improvements partially offset by
$301,000 of collections on mortgage notes receivable.

Net cash used in financing activities increased to $7.9 million for the three months ended March 31, 2001 from net cash used in financing activities of $3.7 million in the same period in 2000. The 2001 amounts consist of cash distributions of $7.9 million to shareholders and $428,000 to minority interests, partially offset by $508,000 of net proceeds from borrowings. The
2000 amounts consist of cash distributions amounting to $2.3 million to shareholders, $424,000 to minority interests as well as $982,000 repayment of borrowings.

Borrowings

At March 31, 2001, borrowings were $500.8 million. Scheduled principal payments over the remainder of this year and the next four years are $392.8 million with
$108.0 million due thereafter. Borrowings consist of $392.4 million of fixed rate indebtedness, with a weighted average interest rate of 7.78% at March 31,
2001, and $108.4 million of variable rate indebtedness with a weighted average interest rate of 7.85% at March 31, 2001. The borrowings are collateralized by
80 of the Company's 87 properties and the Recreation Notes. The Company expects to refinance certain of these borrowings, at or prior to maturity, through new mortgage loans on real estate. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancing can be achieved.

As of March 31, 2001, aggregate principal payments on all outstanding indebtedness were due, as follows (in thousands):

                        2001                      $    9,511
                        2002                          12,638
                        2003                         308,284
                        2004                          50,165
                        2005                          12,164
                        Thereafter                   108,040
                                                  ----------
                                                  $  500,802
                                                  ==========

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
Additional provisions include a1/2% commitment fee, a minimum net worth covenant of $175.0 million, cross-default and cross-collateralization requirements with respect to debt and properties within the Amended Facility, and under certain conditions an exit fee. Advances under the Amended Facility may be used to fund acquisitions, expansions, renovations, financing and refinancing of real estate.
As of March 31, 2001, the Company had $86.6 million outstanding under the $155 million Amended Facility, including $45.3 million that was funded upon closing the Amended Facility on August 1, 2000. These proceeds, along with $1.2 million in cash, were used to pay off a line of credit that was assumed by the Company in the Merger and matured on August 1, 2000. Interest rate caps in the notional amount of $87.3 million were purchased upon closing of the Amended Facility.
Pursuant to the Amended Facility, the Company is required to make monthly escrow payments for the payment of tenant improvements and repair reserves.

In 1996, Kranzco entered into a seven year, fixed rate real estate mortgage loan in the principal amount of $181.7 million (the " Mortgage Loan"), at a weighted average interest rate of 7.96%, which is inclusive of trustee and servicing fees. The Mortgage Loan is secured by twenty seven shopping center properties
(the "Mortgaged Properties"). The entire outstanding principal balance of the
Mortgage Loan is due in June 2003. The Mortgage Loan requires maintenance of a sinking fund account and a capital and tenant improvement (TI) reserve account.
All funds in the capital and TI reserve account may be used to fund capital improvements, repairs, alterations, tenant improvements and leasing commissions at the Mortgaged Properties.

In 1998, Kranzco obtained a $65.9 million fixed rate mortgage from Salomon
Brothers Realty Corp. This loan is secured by a first mortgage on nine properties acquired by Kranzco in September 1998. The mortgage loan bears a fixed interest rate of 7% per annum and requires monthly payments of interest and principal based on a 30-year amortization. The mortgage matures on October
1, 2008. The outstanding balance on the mortgage was approximately $64.4 million as of March 31, 2001. Pursuant to the mortgage, the Company is required to make monthly escrow payments for the payment of tenant improvements and repair reserves.

In addition, the Company has twenty-nine mortgage loans outstanding as of March
31, 2001 which were primarily assumed in connection with various acquisitions of certain shopping centers. These mortgage loans have maturity dates ranging from
2001 through 2010. Twenty of the twenty-nine mortgage loans have fixed interest rates ranging from 6.08% to 10.28%. The outstanding principal balance on these mortgage loans at March was approximately $122.2 million. Three mortgage loans with an outstanding principal balance at March 31, 2001 of $3.3 million have interest rates payable at a rate adjusted each year equal to the sum of Moody's
A Corporate Bond Index Daily Rate plus 0.125% per annum, rounded up to the next highest 1/8 percentage rate. Two mortgage loans with an outstanding principal balance at March 31, 2001 of $6.5 million have interest rates payable at a rate adjusted each year equal to the sum of Moody's A Corporate Bond Index Daily Rate
minus 0.125% per annum, rounded up to the next highest 1/8 percentage rate. One mortgage loan with an outstanding principal balance at March 31, 2001 of $1.5 million has an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 2.5%. One mortgage loan with an outstanding principal balance at
March 31, 2001 of $3.2 million has an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 1.6%. One mortgage loan with an outstanding principal balance at March 31, 2001 of $4.0 million has an interest rate payable at a rate adjusted semi-annually to the sum of 6 month LIBOR plus
1.85%. One mortgage loan with an outstanding principal balance at March 31, 2001 of $3.2 million has an interest rate payable at a rate adjusted monthly to the sum of the bank's prime rate plus .25%.

The Company also has $24.2 million of borrowings consisting of Collateralized
Mortgage Obligations, net of unamortized discount, with a fixed effective interest rate of 8.84% which are collateralized by the Recreation Notes and require self-amortizing principal and interest payments through March 2007.

The Company has an unsecured line of credit in the amount of $1.0 million with no outstanding balance at March 31, 2001. This line has an interest rate payable at a rate adjusted monthly to the sum of the bank's prime rate.

The Company has a secured line of credit in the amount of $3.5 million with an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus
1.8%. At March 31, 2001 there was no outstanding balance on this line of credit.

Capital Resources

The Company's funds are generated from rent revenue net of operating expense from income producing properties and, to a much lesser extent, interest income on the mortgage notes receivable. The Company believes that the operating funds will be sufficient in the foreseeable future to fund operating and administrative expenses, interest expense, recurring capital expenditures and distributions to shareholders in accordance with REIT requirements. Sources of capital for non-recurring capital expenditures and scheduled principal payments, including balloon payments, on outstanding borrowings are expected to be obtained from property refinancings, scheduled principal repayments on the mortgage notes receivable, sales of non-strategic real estate, the Company's lines of credit and/or potential debt or equity financings in the public or private markets.

Subsequent Events

The Company sold one of its properties on April 13, 2001. The property was the
176,000 square foot shopping center located in Baltimore, Maryland. The center contained a vacant 94,000 square foot department store building that formerly housed a Caldor discount store. As a result of the sale and related transactions, Kramont received gross proceeds of approximately $12.0 million.
The proceeds of the sale were used to pay down debt obligations of approximately
$5.7 million and for general corporate purposes.

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
The Company has both fixed and variable rate debt. The Company has $500.8 million of debt outstanding as of March 31, 2001 of which $392.4 million, or
78.4%, has been borrowed at fixed rates ranging from 6.08% to 10.28% with maturities through 2010. As these debt instruments mature, the Company typically refinances such debt at then existing market interest rates which may be more or less than interest rates on the maturing debt. Changes in interest rates have different impacts on the fixed and variable rate portions of the Company's debt portfolio. A change in interest rates impacts the net market value of the
Company's fixed rate debt, but has no impact on interest incurred or cash flows on the Company's fixed rate debt. Interest rate changes on variable debt impacts the interest incurred and cash flows but does not impact the net market value of the debt instrument. Based on the variable rate debt of the Company as of March
31, 2001, a 100 basis point increase in interest rates would result in an additional $.9 million in interest incurred per year and a 100 basis point decline would lower interest incurred by $.9 million per year. To ameliorate these risks, the Company has entered into interest rate Swap and Cap Agreements in the notional amounts of $32.5 million and $87.3 million, respectively.

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
These risks and uncertainties include, but are not limited to, the burden of the
Company's substantial debt obligations; the risk that the Company may not be able to refinance its debt obligations on reasonable terms, if at all; the highly competitive nature of the real estate leasing market; adverse changes in the real estate leasing markets, including, among other things, competition with other companies; general economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of prospective tenants and lease rents; financial condition and bankruptcy of tenants, including disaffirmance of leases by bankrupt tenants;
the availability and terms of debt and equity financing; risks of real estate acquisition, expansion and renovation; construction and lease-up delays; the level and volatility of interest rates; governmental actions and initiatives;
environmental/safety requirements, as well as certain other risks described in this Form 10-Q. Subsequent written and oral forward looking statements attributable to the Company or persons acting on the Company's behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere described in this Form 10-Q and in other reports the Company filed with the Securities and Exchange Commission.

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

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         KRAMONT REALTY TRUST
                         -------------------------------------
                                           (Registrant)

                           /s/ Louis P. Meshon, Sr.
May 10, 2001             _____________________________________
                         Louis P. Meshon Sr., President

                           /s/ Etta M. Strehle
May 10, 2001             _____________________________________
                         Etta M. Strehle, Chief Financial Officer and Treasurer