Form 10-Q
period 2001-06-30
KRAMONT REALTY TRUST
filed 2001-08-13
CIK 1111205

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2001

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Number of Common Shares of Beneficial Interest, par value $.01 per share, as of August 10, 2001: 18,821,612

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                   ASSETS                                    June 30, 2001   December 31, 2000
                                   ------                                    -------------   -----------------
Real estate - income producing, net of accumulated depreciation                 $ 675,839       $ 685,281
Mortgage notes receivable                                                          36,395          37,240
Investments in unconsolidated affiliates                                            3,115           3,137
Cash and cash equivalents (includes $1,666 and $1,574 restricted)                   9,053          11,941
Other assets                                                                       26,371          26,378
                                                                                ---------       ---------
                   Total assets                                                 $ 750,773       $ 763,977
                                                                                =========       =========

                   LIABILITIES AND BENEFICIARIES' EQUITY

LIABILITIES:

Mortgages and notes payable                                                     $ 493,619       $ 500,294
Accounts payable and other liabilities                                              9,713          14,137
Distributions payable                                                               8,374           8,355
                                                                                ---------       ---------
                   Total liabilities                                              511,706         522,786
                                                                                ---------       ---------

Minority interests in Operating Partnerships                                       15,824          15,989
                                                                                ---------       ---------

BENEFICIARIES' EQUITY:
Preferred shares of beneficial interest                                                30              30
Common shares of beneficial interest, $0.01 par value; authorized
96,683,845 shares; outstanding, 18,811,612 and 18,752,912, respectively               188             188
Additional paid-in capital                                                        176,823         176,227
Retained earnings                                                                  49,438          51,785
Accumulated other comprehensive income (loss)                                        (284)           --
Treasury stock,  Redeemable preferred shares of beneficial interest Series
D, 146,800 shares at cost                                                          (2,349)         (2,349)
                                                                                ---------       ---------
                                                                                  223,846         225,881
  Unearned compensation on restricted shares of beneficial interest                  (603)           (680)
                                                                                ---------       ---------
                   Total beneficiaries' equity                                    223,243         225,201
                                                                                ---------       ---------
                   Total liabilities and beneficiaries' equity                  $ 750,773       $ 763,977
                                                                                =========       =========


          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)

                                                         Three Months Ended                     Six Months Ended
                                                               June 30,                              June 30,
                                                   -------------------------------       -------------------------------
                                                        2001               2000               2001               2000
                                                   ------------       ------------       ------------       ------------
Revenues:
  Rent                                             $     25,582       $      9,700       $     52,050       $     16,674
  Interest, principally from mortgage notes               1,309              1,992              2,693              3,965
  Other                                                   2,950               --                3,844               --
                                                   ------------       ------------       ------------       ------------
                                                         29,841             11,692             58,587             20,639
                                                   ------------       ------------       ------------       ------------
Expenses:
  Interest                                                9,660              4,503             19,616              7,692
  Operating                                               7,126              2,393             15,132              4,611
  Depreciation and amortization                           3,929              1,592              7,789              2,696
  General and administrative                              1,928                533              3,736                953
                                                   ------------       ------------       ------------       ------------
                                                         22,643              9,021             46,273             15,952
                                                   ------------       ------------       ------------       ------------
                                                          7,198              2,671             12,314              4,687
Equity in income of unconsolidated affiliates               187                 52                379                126
Gain on sale of assets                                    1,618               --                1,618               --
Minority interests in income of
  Operating Partnerships                                   (466)              (250)              (691)              (574)
                                                   ------------       ------------       ------------       ------------
Net Income                                                8,537              2,473             13,620              4,239

Preferred share distribution                             (1,882)              (323)            (3,759)              (323)
                                                   ------------       ------------       ------------       ------------
Net income to common shareholders                  $      6,655       $      2,150       $      9,861       $      3,916
                                                   ============       ============       ============       ============

Per common share:
  Net income, basic and diluted                    $        .35       $        .22       $        .53       $        .44
                                                   ============       ============       ============       ============
  Dividends declared                               $        .33       $        .33       $        .65       $        .62
                                                   ============       ============       ============       ============

  Average common shares outstanding:
    Basic                                            18,776,793          9,849,599         18,759,891          8,908,110
                                                   ============       ============       ============       ============
    Diluted                                          18,772,286          9,850,532         18,765,384          8,909,043
                                                   ============       ============       ============       ============

              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
                             (dollars in thousands)

                                             Three Months Ended          Six Months Ended
                                                  June 30,                    June 30,
                                         ----------------------      -----------------------
                                           2001          2000          2001           2000
                                         --------      --------      --------       --------
Net income                               $  8,537      $  2,473      $ 13,620       $  4,239
Gain (Loss) on interest rate hedges           123          --            (557)          --
                                         --------      --------      --------       --------
Comprehensive income                     $  8,660      $  2,473        13,063       $  4,239
                                         ========      ========      ========       ========


          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                              2001            2000
                                                                           -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities                                  $  15,813       $   5,012
                                                                           ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections on mortgage notes receivable                                       845             737
  Paydown of accrued acquisition costs                                          (321)           --
  Proceeds from sale of real estate                                            9,244            --
  Cash acquired in acquisition                                                  --             5,479
  Capital improvements                                                        (5,509)           (991)
  Change in restricted cash                                                      (92)         (2,174)
  Other                                                                          (77)            167
                                                                           ---------       ---------
Net cash used in investing activities                                          4,090           3,218
                                                                           ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                     3,250          11,464
  Repayments of borrowings                                                    (9,925)         (2,005)
  Cash distributions paid on common shares                                   (12,194)         (4,624)
  Cash distributions paid on preferred shares                                 (3,755)           --
  Cash received from options exercised                                           597            --
  Distributions to minority interests                                           (856)           (849)
                                                                           ---------       ---------
Net cash (used in) provided by financing activities                          (22,883)          3,986
                                                                           ---------       ---------
Net (decrease)  in unrestricted cash and cash equivalents                     (2,980)         12,216
Unrestricted cash and cash equivalents at the beginning of the period         10,367           3,495
                                                                           ---------       ---------
Unrestricted cash and cash equivalents at the end of the period            $   7,387       $  15,711
                                                                           =========       =========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                   $  20,166       $   7,612
                                                                           =========       =========
Acquisitions:
  Fair Value of assets acquired                                            $    --         $(527,093)
  Liabilities assumed or incurred                                               --           375,866
  Preferred shares of beneficial interest issued                                --            51,040
  Common shares if beneficial interest issued                                   --           105,666
                                                                           ---------       ---------
     Net of cash acquired                                                  $    --         $   5,479
                                                                           =========       =========
Accrued acquisition costs                                                  $   1,145       $  10,230
                                                                           =========       =========


          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS

Kramont Realty Trust ("Kramont") is a self-administered, self - managed real estate investment trust ("REIT") which is engaged in the ownership, acquisition, redevelopment, management and leasing of community and neighborhood shopping centers. Kramont does not directly own any assets other than its interest in Kramont Operating Partnership, L.P. ("Kramont OP") and conducts its business through Kramont OP and its affiliated entities, including Montgomery Operating Partnership, L.P. ("Montgomery OP", together with their wholly-owned subsidiaries, hereinafter collectively referred to as the "OP's", which together with Kramont are hereinafter referred to as the "Company"). The OP's, directly and indirectly, own all of the Company's assets, including its interest in shopping centers. Accordingly, the Company conducts its operations through an Umbrella Partnership REIT ("UPREIT") structure. As of June 30, 2001, the Company owned 93.49% of the partnerships interests in Kramont OP and is its sole general partner. As of June 30, 2001, the Company indirectly owned 99.87% of the partnership interests of Montgomery OP and owned 100% of its sole general partner. As of June 30, 2001, the OP's owned, operated and managed 86 shopping centers and two office buildings, located in 16 states and aggregating approximately 11.8 million square feet.

Kramont acquired its assets through the merger of Kranzco Realty Trust ("Kranzco") and CV Reit, Inc. ("CV Reit") into Kramont in a merger effective as of June 16, 2000 (the "Merger"). The Agreement and Plan of Reorganization and Merger dated December 10, 2000, was adopted and approved by the shareholders of both companies on June 6, 2000. Terms of the Merger called for holders of common shares of both companies to each receive one common share of beneficial interest of Kramont for each outstanding share of CV Reit and Kranzco on a tax-free basis and for holders of Kranzco preferred shares to receive in exchange for such Kranzco preferred shares, Kramont preferred shares with the same rights.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information please refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(2) CHANGES TO SIGNIFICANT POLICIES AND PROCEDURES

(a) Revenue Recognition

Beginning in fiscal year 2000 the Company recognized percentage rent in the periods they became accruable.

(b) Derivative Instruments

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

In the normal course of business, Kramont is exposed to changes in interest rates. The objective in managing its exposure to interest rates is to decrease the volatility that changes in interest rates might have on operations and cash flows. To achieve this objective, Kramont uses interest rate swaps and caps to hedge a portion of total long-term debt that is subject to variable interest rates and designates these instruments as cash flow hedges. Under these swaps, Kramont agrees to pay fixed rates of interest. These contracts are considered to be a hedge against changes in the amount of future cash flows associated with the interest payments on variable-rate debt obligations. Accordingly, the interest rate swaps are reflected at fair value in the Consolidated Balance Sheet and the related gains or losses on these contracts are recorded as a component of accumulated other comprehensive loss. Kramont does not enter into such contracts for speculative purposes and currently these are the only derivative instruments held by Kramont as of June 30, 2001. The fair value of interest rate swap contracts are determined based on the fair market value as determined by a third party.

The adoption of FAS 133 at January 1, 2001, resulted in recording $273,000 in accumulated other income for the cumulative effect of the accounting change. As of January 1, 2001, Kramont had interest rate swap contracts to pay fixed rates of interest (ranging from 6.088% to 6.78%) and receive variable rates of interest based on LIBOR on an aggregate of $32.5 million notional amount of indebtedness with maturity dates ranging from March 2004 through May 2004. These hedges are highly effective and there is no ineffective portion. The aggregate fair market value of all interest rate swap contracts was $273,000 on January 1, 2001. The aggregate fair market value of these interest rate swap contracts was ($284,000) on June 30, 2001 and is included in accounts payable and other liabilities on the Consolidated Balance Sheet.

(c) Segment Disclosure

The Company's income producing properties and other assets represent one segment as they have similar economic and environmental conditions, business processes, types of customers (i.e., tenants), and services provided, and because resource allocation and other operating decisions are based on an evaluation of the entire portfolio. In addition, due to the repayment of the Hilcoast Note in December 2000, the Company believes the remaining Mortgage Note Receivables are not material and no longer represent a separate operating segment.

(3) ACQUISITIONS

The merger of CV Reit and Kranzco was accounted for as a purchase by CV Reit of Kranzco. Accordingly, the consolidated statement of income for 2000 includes the operating results of the net assets acquired from the effective date of the Merger.

The following unaudited proforma data summarizes the consolidated results of operations for the six month period as if the acquisition had occurred on January 1, 2000. The proforma results do not purport to be indicative of the results of operations which would have actually been reported had the acquisitions been consummated on this date, or which may be reported in the future (in thousands, except per share data):

                                                                                 June 30, 2000
                                                                                 -------------
Revenues                                                                         $      57,202
Net income before preferred distribution                                         $      10,963
Net income to common shareholders                                                $       7,056
Net income per common share, basic and diluted                                   $         .38

(4) REAL ESTATE

(a) Real estate is located in 16 states and consists of (in thousands):

                                 June 30, 2001   December 31, 2000
                                 -------------   -----------------
Land                               $ 118,892         $ 120,386
Shopping centers                     576,576           577,059
Office buildings                       5,014             5,002
                                   ---------         ---------
Total                                700,482           702,447
Less accumulated depreciation        (24,643)          (17,166)
                                   ---------         ---------
Net book value of real estate      $ 675,839         $ 685,281
                                   =========         =========

(b) Real estate with a net book value of $660.1 million, at June 30, 2001, is pledged as collateral for borrowings (Note 5).

(5) BORROWINGS

Borrowings consist of (in thousands):

                                                                                           June 30,    December 31,
                                                                                             2001          2000
                                                                                             ----          ----
Mortgage notes payable through June 2003 under a mortgage loan, interest fixed at an
average rate of 7.96%, collateralized by mortgages on Real Estate                         $181,700      $181,700

Mortgage notes payable through November 2010, interest ranging
from 6.08% to 10.28% per annum, collateralized by mortgages on Real Estate                 143,359       141,281

Mortgage notes payable through August 2003 under $155 million credit facility, interest at one month LIBOR (4.06% at June 30, 2001) plus a minimum of 1.85% to
a maximum of 2.95%, collateralized by mortgages on Real Estate                              80,953        86,611

Mortgage notes payable through October 2008 under a fixed rate mortgage, interest
fixed at 7.00%, collateralized by mortgages on Real Estate                                  64,198        64,551

Collateralized mortgage obligations, net of unamortized discount of $291,000 and
$336,000 based on a fixed effective interest rate of 8.84%, collateralized by certain of the Recreation Notes (see Note 4) with quarterly self-amortizing
principal and interest payments required through March 2007                                 23,409        24,946

Margin loan, interest at Federal Funds rate plus 1.50%, (5.45% at June 30,
2001), maturing January 29, 2001                                                              --           1,205
                                                                                          --------      --------
Totals                                                                                    $493,619      $500,294
                                                                                          ========      ========

(6) SALE OF ASSETS

The Company sold one of its properties on April 13, 2001. The property was a 176,000 square foot shopping center located in Baltimore, Maryland. The center contained a vacant 94,000 square foot department store building that formerly housed a Caldor discount store. Kramont received gross proceeds of approximately $9.2 million as a result of the sale of the property and $2.9 million of lease terminations and buyout fees. The proceeds of the sale and related transactions were used to pay down debt obligations of approximately $5.7 million and for general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Kramont acquired its assets through the merger of Kranzco and CV Reit into Kramont, effective June 16, 2000. The Agreement and Plan of Reorganization and Merger, dated as of December 10, 2000 was adopted and approved by the shareholders of both Kranzco and CV Reit on June 6, 2000. Terms of the Merger called for holders of common shares of both companies to each receive one common share of beneficial interest of Kramont for each outstanding common share of CV Reit and Kranzco on a tax-free basis and for the holders of Kranzco preferred shares to receive in exchange for such Kranzco preferred shares, Kramont preferred shares with the same rights.

                              RESULTS OF OPERATIONS

The Merger was accounted for as a purchase by CV Reit of Kranzco. Accordingly, the operating results of the net assets acquired are included in the consolidated financial statements from the effective date of the Merger. As a result, the Company believes the comparison for the three month periods may not be meaningful. Further, as a result of the Merger and the sale of certain mortgage notes receivable in December 2000, the Company is effectively operating in one business reporting segment.

Net Income

         Three Months Ended June 30,  2001 and 2000

For the quarter ended June 30, 2001, net income to common shareholders of beneficial interest was $6.7 million or $.35 per common share compared to $2.2 million or $.22 per common share for the same period of 2000.

During the quarter ended June 30, 2001, rent revenue and operating expenses increased by $15.9 million , and $4.7 million, respectively (a net rental income increase of $11.2 million), primarily due to the Merger.

Interest expense increased by $5.2 million during the second quarter of 2001 primarily as a result of increased borrowings assumed in the Merger.

Depreciation and amortization increased by $2.3 million primarily due to the addition of 62 shopping centers as a result of the Merger.

Interest income decreased by $683,000 during the second quarter of 2001, primarily attributable to scheduled repayments of mortgage notes receivable (see
Note 4) ,which are long term and require self-amortizing payments through 2023, as well as the prepayment of the Hilcoast Note on December 22, 2000.

General and administrative expenses increased by $1.4 million primarily due to higher professional fees and increased personnel as a result of the Merger and performance related bonuses.

         Six Months Ended June 30,  2001 and 2000

For the six months ended June 30, 2001, net income to common shareholders of beneficial interest was $9.9 million or $.53 per common share compared to $3.9 million or $.44 per common share for the same period of 2000.

During the six months ended June 30, 2001, rent revenue and operating expenses increased by $35.4 million, and $10.5 million, respectively (a net rental income increase of $24.9 million), primarily due to the Merger. The increase also reflects improved operating results from income producing properties owned by CV Reit prior to the Merger in the amount of $250,000.

Interest expense increased by $11.9 million during the first six months of 2001 primarily as a result of increased borrowings assumed in the Merger.

Depreciation and amortization increased by $5.1 million primarily due to the addition of 62 shopping centers as a result of the Merger.

Interest income decreased by $1.3 million during the first six months of 2001, primarily attributable to scheduled repayments of mortgage notes receivable (see
Note 4), which are long term and require self-amortizing payments through 2023, as well as the prepayment of the Hilcoast Note on December 22, 2000.

General and administrative expenses increased by $2.8 million primarily due to higher professional fees and increased personnel as a result of the Merger and performance related bonuses.

Funds From Operations

Funds From Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts (NAREIT), consists of net income (computed in accordance with generally accepted accounting principles) before depreciation and amortization of real property, extraordinary items and gains and losses on sales of real estate.

The following schedule reconciles FFO to net income (in thousands):

                                                          Three Months Ended             Six Months Ended
                                                                June 30,                      June 30,
                                                           2001           2000           2001           2000
                                                        -----------------------------------------------------
Net income to common shareholders                       $  6,655       $  2,150       $  9,861       $  3,916

Depreciation and amortization of real
  property (including unconsolidated affiliates) *         3,703          1,438          7,344          2,421
Gain on sale of real estate *                             (1,512)          --           (1,512)          --
                                                        --------       --------       --------       --------
FFO                                                     $  8,846       $  3,588       $ 15,693       $  6,337
                                                        ========       ========       ========       ========

         -        Net of amounts attributable to minority interests.

The Company believes that FFO is an appropriate measure of operating performance because real estate depreciation and amortization charges are not meaningful in evaluating the operating results of the Company's properties and certain extraordinary items, such as the gain on the sale of real estate and deferred income tax benefit, would distort the comparative measurement of performance and may not be relevant to ongoing operations. However, FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to either net income as a measure of the Company's operating performance or to cash flows from operating activities as an indicator of liquidity or cash available to fund all cash flow needs. In addition, since other REIT's may not calculate FFO in the same manner, FFO presented herein may not be comparable to that reported by other REIT's.

                         LIQUIDITY AND CAPITAL RESOURCES

Consolidated Statements of Cash Flows

Net cash provided by operating activities, as reported in the Consolidated Statements of Cash Flows, amounted to $15.8 million for the six months ended June 30, 2001 compared to $5.0 million for the same period in 2000. These amounts primarily reflect increased operating income as a result of the Merger in which the Company acquired 62 shopping centers on June 16, 2000.

Net cash provided by investing activities for the six months ended June 30, 2001 increased to $4.1 million from net cash provided by investing activities of $3.2 million for the same period in 2000. The 2001 amounts reflect $9.2 million in proceeds from the sale of real estate and $845 of collections on mortgage notes receivable, offset by $5.5 million of capital improvements, as well as payments of $321,000 towards accrued acquisition costs. The 2000 amounts reflect $5.5 million net cash received in the Merger and $737,000 of collections on mortgage notes receivable partially offset by $991,000 of capital improvements as well as an increase in restricted cash of $2.2 million.

Net cash used in financing activities increased to $22.9 million for the six months ended June 30, 2001 from net cash provided by financing activities of $3.9 million in the same period in 2000. The 2001 amounts consist of cash distributions of $12.2 million to common shareholders, $3.8 million to preferred shareholders and $856,000 to minority interests, as well as a net $6.7 million repayment of borrowings. The 2000 amounts primarily consist of cash distributions of to $4.6 million to common shareholders, $849,000 to minority interests as well as a net $9.5 million of proceeds from borrowings.

Borrowings

At June 30, 2001, borrowings were $493.6 million. Scheduled principal payments over the remainder of this year and the next four years are $385.6 million with $108.0 million due thereafter. Borrowings consist of $391.0 million of fixed rate indebtedness, with a weighted average interest rate of 7.78% at June 30, 2001, and $102.6 million of variable rate indebtedness with a weighted average interest rate of 6.68% at June 30, 2001. The borrowings are collateralized by a substantial portion of the Company's real estate and the Recreation Notes. The Company expects to refinance certain of these borrowings, at or prior to maturity, through new mortgage loans on real estate. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancing can be achieved.

As of June 30, 2001, aggregate principal payments on all outstanding indebtedness were due, as follows (in thousands):

                       2001                      $   6,511
                       2002                         14,113
                       2003                        302,626
                       2004                         50,165
                       2005                         12,164
                       Thereafter                  108,040
                                                 ---------
                                                 $ 493,619
                                                 =========

Effective August 1, 2000, the Company entered into an Amended and Restated Loan and Credit Facility Agreement (the "Amended Facility") with GMAC Commercial Mortgage ("GMAC") wherein GMAC increased an existing $100 million facility to a $155 million facility. The Amended Facility is a non-revolving line of credit with individual loan terms of three years if funds are advanced within the first twelve months, and two years if funds are advanced during the thirteenth through the eighteenth months. Advances under the Amended Facility: (1) must be secured by assets based on specified aggregate loan to value and debt service coverage ratios, (2) bear interest at an annual rate of one month LIBOR plus a spread ranging from 185 to 295 basis points, based on loan to value ratios, and (3) may be drawn only during the first eighteen months of the credit facility. Additional provisions include a -1/2% commitment fee, a minimum net worth covenant of $175.0 million, cross-default and cross-collateralization requirements with respect to debt and properties within the Amended Facility, and under certain conditions an exit fee. Advances under the Amended Facility may be used to fund acquisitions, expansions, renovations, financing and refinancing of real estate. As of June 30, 2001, the Company had $80.9 million outstanding under the $155 million Amended Facility, including $39.6 million that was funded upon closing the Amended Facility on August 1, 2000. These proceeds, along with $1.2 million in cash, were used to pay off a line of credit that was assumed by the Company in the Merger and matured on August 1, 2000. Interest rate caps in the notional amount of $87.3 million were purchased upon closing of the Amended Facility. Pursuant to the Amended Facility, the Company is required to make monthly escrow payments for the payment of tenant improvements and repair reserves.

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

In 1998, Kranzco obtained a $65.9 million fixed rate mortgage from Salomon Brothers Realty Corp. This loan is secured by a first mortgage on nine properties acquired by Kranzco in September 1998. The mortgage loan bears a fixed interest rate of 7% per annum and requires monthly payments of interest and principal based on a 30-year amortization. The mortgage matures on October 1, 2008. The outstanding balance on the mortgage was approximately $64.2 million as of June 30, 2001. Pursuant to the mortgage, the Company is required to make monthly escrow payments for the payment of tenant improvements and repair reserves.

In addition, the Company has twenty-nine mortgage loans outstanding as of June 30, 2001 which were primarily assumed in connection with various acquisitions of certain shopping centers. These mortgage loans have maturity dates ranging from 2001 through 2010. Twenty of the twenty-nine mortgage loans have fixed interest rates ranging from 6.08% to 10.28%. The outstanding principal balance on these mortgage loans at June 30, 2001 was approximately $121.8 million. Three mortgage loans with an outstanding principal balance at June 30, 2001 of $3.2 million have interest rates payable at a rate adjusted each year equal to the sum of Moody's A Corporate Bond Index Daily Rate plus 0.125% per annum, rounded up to the next highest 1/8 percentage rate. Two mortgage loans with an outstanding principal balance at June 30, 2001 of $6.5 million have interest rates payable at a rate adjusted each year equal to the sum of Moody's A Corporate Bond Index Daily Rate minus 0.125% per annum, rounded up to the next highest 1/8 percentage rate. One mortgage loan with an outstanding principal balance at June 30, 2001 of $1.5 million has an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 2.5%. One mortgage loan with an outstanding principal balance at June 30, 2001 of $3.2 million has an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 1.6%. One mortgage loan with an outstanding principal balance at June 30, 2001 of $4.0 million has an interest rate payable at a rate adjusted semi-annually to the sum of 6 month LIBOR plus 1.85%.

One mortgage loan with an outstanding principal balance at June 30, 2001 of $3.2 million has an interest rate payable at a rate adjusted monthly to the sum of the bank's prime rate plus .25%.

The Company also has $23.4 million of borrowings consisting of collateralized mortgage obligations, net of unamortized discount, with a fixed effective interest rate of 8.84% which are collateralized by the Recreation Notes and require self-amortizing principal and interest payments through March 2007.

The Company has a secured line of credit with Wilmington Trust of Pennsylvania in the amount of $3.5 million with an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 1.8%. At June 30, 2001 there was no outstanding balance on this line of credit

On July 12, 2001, the Company established a secured line of credit in the amount of $3.2 million with First Union National Bank. This line has an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 1.8%.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary exposure to market risk is to changes in interest rates. The Company has both fixed and variable rate debt. The Company has $493.6 million of debt outstanding as of June 30, 2001 of which $391.0 million, or 79.2%, has been borrowed at fixed rates ranging from 6.08% to 10.28% with maturities through 2010. As these debt instruments mature, the Company typically refinances such debt at their existing market interest rates which may be more or less than interest rates on the maturing debt. Changes in interest rates have different impacts on the fixed and variable rate portions of the Company's debt portfolio. A change in interest rates impacts the net market value of the Company's fixed rate debt, but has no impact on interest incurred or cash flows on the Company's fixed rate debt. Interest rate changes on variable debt impacts the interest incurred and cash flows but does not impact the net market value of the debt instrument. Based on the variable rate debt of the Company as of June 30, 2001, a 100 basis point increase in interest rates would result in an additional $800,000 in interest incurred per year and a 100 basis point decline would lower interest incurred by $800,000 per year. To ameliorate the risk of interest rate increases, the Company has entered into interest rate Swap and Cap Agreements in the notional amounts of $32.5 million and $87.3 million, respectively.

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

                  None.

ITEM 3.           Defaults upon Senior Securities

                  None.

ITEM 4.           Submission of Matters to a Vote of Security Holders

                  An annual meeting of the shareholders of the Company was held on June 12, 2001. Proxies for the meeting were solicited by the Company pursuant to Regulation 14 under the Securities Exchange Act of 1934. In connection with Proposal 1 regarding the election of trustees, there was no solicitation in opposition to the management's nominees as listed in the proxy statement and all of such nominees were elected. There were no broker non-votes in connection with such proposal.

                  Votes of 17,138,552 common shares of beneficial interest (including the number of Series B-1 preferred shares equal to the number of common shares into which the Series B preferred shares were convertible) were cast for the election of Norman
                  M. Kranzdorf as a Trustee; votes of 321,240 common shares were withheld. In addition, there were no broker non-votes in connection with such proposal.

                  Votes of 17,269,071 common shares of beneficial interest (including the number of Series B-1 preferred shares equal to the number of common shares into which the Series B preferred shares were convertible) were cast for the election of Bernard
                  J. Korman as a Trustee; votes of 190,721 common shares were withheld. In addition, there were no broker non-votes in connection with such proposal.

                  In connection with Proposal 2, there was no solicitation in opposition of the ratification of the appointment of BDO Seidman, LLP as the Company's independent public accounts as set forth in the proxy statement and such appointment was ratified.

                  Votes of 17,272,581 common shares of beneficial interest (including the number of Series B-1 preferred shares equal to the number of common shares into which the Series B preferred shares were convertible) were cast for the ratification of the appointment of BDO Seidman, LLP as the Company's independent public accountants; votes of 77,197 common shares were against; votes of 110,014 common shares abstained. In addition, there were no broker non-votes in connection with such proposal.

ITEM 5.           Other Information

                  Not Applicable.

ITEM 6.           Exhibits and Reports on Form 8-K:

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      KRAMONT REALTY TRUST
                                      -------------------------------------
                                                   (Registrant)

                                      /s/ Louis P. Meshon, Sr.
August 10, 2001                       -------------------------------------
                                      Louis P. Meshon Sr., President


                                      /s/ Etta M. Strehle
August 10, 2001                       -------------------------------------
                                      Etta M. Strehle, Chief Financial Officer
                                      and Treasurer