Form 10-Q
period 2001-09-30
KRAMONT REALTY TRUST
filed 2001-11-13
CIK 1111205

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   ----------

                                    FORM 10-Q

(Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934


                    For the quarter ended September 30, 2001

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
 ---   SECURITIES EXCHANGE ACT OF 1934


       For the transition period from _____________ to _______________


                         Commission File Number: 1-15923
                                     -------


                              KRAMONT REALTY TRUST
                              --------------------
             (Exact name of Registrant as specified in its charter)

             Maryland                               25-6703702

     (State of Incorporation)           (I.R.S. Employer Identification No.)



      580 West Germantown Pike, Plymouth Meeting, PA            19462
      ----------------------------------------------            -----
         (Address of principal executive offices)             (Zip Code)


       Registrant's telephone number, including area code: (610) 825-7100
                                                            -------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     -----

Number of Common Shares of Beneficial Interest, par value $.01 per share, as of November 13, 2001: 18,857,295

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                ASSETS                                          September 30,       December 31,
                                                                                    2001               2000
                                                                                    ----               ----
Real estate - income producing, net of accumulated depreciation                   $ 675,052         $ 685,281
Mortgage notes receivable                                                            35,952            37,240
Investments in unconsolidated affiliates                                              3,139             3,137
Cash and cash equivalents (includes $1,706 and $1,574 restricted)                     8,773            11,941

Other assets                                                                         32,159            26,378
                                                                                  ---------         ---------
                                           Total assets                           $ 755,075         $ 763,977
                                                                                  =========         =========

                   LIABILITIES AND BENEFICIARIES' EQUITY

LIABILITIES:

Mortgages and notes payable                                                       $ 499,490         $ 500,294
Accounts payable and other liabilities                                               12,845            14,137

Distributions payable                                                                 8,390             8,355
                                                                                  ---------         ---------

                                           Total liabilities                        520,725           522,786
                                                                                  ---------         ---------


Minority interests in Operating Partnerships                                         15,569            15,989
                                                                                  ---------         ---------

BENEFICIARIES' EQUITY:
Preferred shares of beneficial interest                                                  30                30
Common shares of beneficial interest, $0.01 par value; authorized
96,683,845 shares; outstanding, 18,857,295 and 18,752,912, respectively                 188               188
Additional paid-in capital                                                          177,383           176,227
Retained earnings                                                                    45,751            51,785
Accumulated other comprehensive income (loss)                                        (1,385)             --
Treasury stock,  Redeemable preferred shares of beneficial interest Series
D, 146,800 shares at cost                                                            (2,349)           (2,349)
                                                                                  ---------         ---------

                                                                                    219,618           225,881

  Unearned compensation on restricted shares of beneficial interest                    (837)             (679)
                                                                                  ---------         ---------

                                           Total beneficiaries' equity              218,781           225,202
                                                                                  ---------         ---------
                                           Total liabilities and
                                           beneficiaries' equity                  $ 755,075         $ 763,977
                                                                                  =========         =========


          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)

                                                             Three Months Ended                         Nine Months Ended
                                                                September 30,                              September 30,
                                                                -------------                              -------------
                                                          2001                 2000                 2001                 2000
                                                          ----                 ----                 ----                 ----
Revenues:
  Rent                                               $     25,671         $     25,149         $     77,721         $     41,823


  Interest, principally from mortgage notes                 1,291                2,109                3,984                6,074
  Other                                                        --                  795                3,844                  795
                                                     ------------         ------------         ------------         ------------

                                                           26,962               28,053               85,549               48,692
                                                     ------------         ------------         ------------         ------------

Expenses:
  Interest                                                  9,582               10,988               29,198               18,680
  Operating                                                 6,906                5,875               22,038               10,486
  Depreciation and amortization                             3,984                3,539               11,773                6,235
  General and administrative                                2,101                1,899                5,836                2,852
                                                     ------------         ------------         ------------         ------------

                                                           22,573               22,301               68,845               38,253
                                                     ------------         ------------         ------------         ------------
                                                            4,389                5,752               16,704               10,439
Equity in income of unconsolidated affiliates                 227                  167                  606                  293
Gain (Loss) on sale of assets                                (119)                --                  1,498                 --
Minority interests in income of
  Operating Partnerships                                     (172)                (276)                (863)                (850)
                                                     ------------         ------------         ------------         ------------
Net Income                                                  4,325                5,643               17,945                9,882


Preferred share distribution                               (1,884)              (1,952)              (5,643)              (2,275)
                                                     ------------         ------------         ------------         ------------
Net income to common shareholders                    $      2,441         $      3,691         $     12,302         $      7,607
                                                     ============         ============         ============         ============


Per common share:
  Net income, basic and diluted                      $        .13         $        .20         $        .65         $        .62
                                                     ============         ============         ============         ============

  Dividends declared                                 $        .33         $        .33         $        .98         $        .94
                                                     ============         ============         ============         ============

  Average common shares outstanding:

    Basic                                              18,830,748           18,752,912           18,783,769           12,213,664
                                                     ============         ============         ============         ============
    Diluted                                            18,844,142           18,753,077           18,797,163           12,213,829
                                                     ============         ============         ============         ============


              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
                             (dollars in thousands)

                                              Three Months Ended             Nine Months Ended
                                                 September 30,                 September 30,
                                                 -------------                 -------------
                                             2001           2000            2001           2000
                                             ----           ----            ----           ----
Net income                                 $ 4,325         $5,643        $ 17,945         $9,882

Gain (Loss) on interest rate hedges         (1,101)          --            (1,658)          --
                                           -------         ------        --------         ------
Comprehensive income                       $ 3,224         $5,643        $ 16,287         $9,882
                                           =======         ======        ========         ======

          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                     -------------
                                                                                2001              2000
                                                                                ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities                                    $  20,931         $  13,491
                                                                             ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections on mortgage notes receivable                                       1,287             1,186
  Pay down of accrued acquisition costs/Cash used for Merger Costs
                                                                                  (417)           (5,330)
  Proceeds from sale of real estate                                             10,230              --
  Cash acquired in acquisition                                                    --               5,251
  Capital improvements                                                          (9,709)           (2,534)
  Change in restricted cash
                                                                                  (133)           (1,680)

  Other                                                                           (151)              141
                                                                             ---------         ---------

Net cash (used in) provided by investing activities                              1,109            (2,966)
                                                                             ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings

                                                                                10,710            56,074

  Repayments of borrowings                                                     (11,513)          (48,814)
  Cash distributions paid on common shares                                     (18,307)          (10,719)
  Cash distributions paid on preferred shares                                   (5,638)           (1,963)
  Proceeds from exercise of stock options                                          692              --

  Distributions to minority interests                                           (1,283)           (1,277)
                                                                             ---------         ---------
Net cash used in by financing activities
                                                                                               ---------
                                                                               (25,341)           (6,699)
                                                                             ---------         ---------

Net (decrease)/increase  in unrestricted cash and cash equivalents
                                                                                (3,301)            3,826
Unrestricted cash and cash equivalents at the beginning of the period           10,367             3,495
                                                                             ---------         ---------
Unrestricted cash and cash equivalents at the end of the period              $   7,066         $   7,321
                                                                             =========         =========

Supplemental disclosure of cash flow information:

  Cash paid for interest                                                     $  26,915         $  18,411
                                                                             =========         =========
Acquisitions:
  Fair Value of assets acquired                                              $    --           $(527,296)
  Liabilities assumed or incurred                                                 --             375,841
  Preferred shares of beneficial interest issued                                  --              51,040
  Common shares if beneficial interest issued
                                                                                  --             105,666
                                                                             ---------         ---------
     Net of cash acquired                                                    $    --           $   5,251
                                                                             =========         =========
Accrued acquisition costs                                                    $   1,000         $   4,900
                                                                             =========         =========

          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS

Kramont Realty Trust ("Kramont") is a self-administered, self - managed real estate investment trust ("REIT") which is engaged in the ownership, acquisition, redevelopment, management and leasing of community and neighborhood shopping centers. Kramont does not directly own any assets other than its interest in Kramont Operating Partnership, L.P. ("Kramont OP") and conducts its business through Kramont OP and its affiliated entities, including Montgomery Operating Partnership, L.P. ("Montgomery OP", together with Kramont OP and their wholly-owned subsidiaries, hereinafter collectively referred to as the "OP's", which together with Kramont are hereinafter referred to as the "Company"). The OP's, directly and indirectly, own all of the Company's assets, including its interest in shopping centers. Accordingly, the Company conducts its operations through an Umbrella Partnership REIT ("UPREIT") structure. As of September 30, 2001, the Company owned 93.53% of the partnership interests in Kramont OP and is its sole general partner. As of September 30, 2001, the Company indirectly owned 99.87% of the partnership interests of Montgomery OP and owned 100% of its sole general partner. As of September 30, 2001, the OP's owned, operated and managed 84 shopping centers and two office buildings, located in 16 states and aggregating approximately 11.6 million square feet.

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

Certain 2000 income amounts have been reclassified to conform to the 2001 financial statement presentation. These reclassifications had no impact on operating results previously reported.

(2) CHANGES TO SIGNIFICANT POLICIES AND PROCEDURES

(a) Revenue Recognition

The Company recognizes percentage rent in the periods they became accruable.

(b) Derivative Instruments

Effective January 1, 2001, Kramont adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted. FAS 133 requires that all derivative instruments, such as interest rate swap and cap contracts, be recognized in the financial statements and measured at their fair market value. Changes in the fair market value of derivative instruments are recognized each period in current operations or stockholders equity (as a component of accumulated other comprehensive loss), depending on whether a derivative instrument qualifies as a hedge transaction. Amounts recorded on the consolidated statements of other comprehensive income are reclassed to the consolidated statement of operations upon the termination of the hedge contract or related long term debt.

In the normal course of business, Kramont is exposed to changes in interest rates. The objective in managing its exposure to interest rates is to decrease the volatility that changes in interest rates might have on operations and cash flows. To achieve this objective, Kramont uses interest rate swaps and caps to hedge a portion of total long-term debt that is subject to variable interest rates and designates these instruments as cash flow hedges. Under these swaps, Kramont agrees to pay fixed rates of interest. These contracts are considered to be a hedge against changes in the amount of future cash flows associated with the interest payments on variable-rate debt obligations. Accordingly, the interest rate swaps are reflected at fair value in the Consolidated Balance Sheet and the related gains or losses on these contracts are recorded as a component of accumulated other comprehensive loss. Kramont does not enter into such contracts for speculative purposes and currently these are the only derivative instruments held by Kramont as of September 30, 2001. The fair value of interest rate swap contracts are determined based on the fair market value as determined by a third party.

The adoption of FAS 133 at January 1, 2001, resulted in recording $273,000 in accumulated other income for the cumulative effect of the accounting change. As of January 1, 2001, Kramont had interest rate swap contracts to pay fixed rates of interest (ranging from 6.088% to 6.78%) and receive variable rates of interest based on LIBOR on an aggregate of $32.5 million notional amount of indebtedness with maturity dates ranging from March 2004 through May 2004. These hedges are highly effective and there is no ineffective portion. The aggregate fair market value of all interest rate swap and cap contracts was $273,000 on January 1, 2001. The aggregate fair market value of these interest rate swap and cap contracts was ($1,385,000) on September 30, 2001 and is included in accounts payable and other liabilities on the Consolidated Balance Sheet. No amounts are expected to be reclassified to the statement of income during 2001 or 2002.

(c) Segment Disclosure

The Company's income producing properties and other assets represent one segment as they have similar economic and environmental conditions, business processes, types of customers (i.e., tenants) , and services provided, and because resource allocation and other operating decisions are based on an evaluation of the entire portfolio. In addition, due to the repayment of the Hilcoast Note in December 2000, the Company believes the remaining Mortgage Note Receivables are not material and no longer represent a separate operating segment.

(3) ACQUISITIONS

The merger of CV Reit and Kranzco was accounted for as a purchase by CV Reit of Kranzco. Accordingly, the consolidated statement of income for 2000 includes the operating results of the net assets acquired from the effective date of the Merger.

The following unaudited proforma data summarizes the consolidated results of operations for the nine month period as if the acquisition had occurred on January 1, 2000. The proforma results do not purport to be indicative of the results of operations which would have actually been reported had the acquisitions been consummated on this date, or which may be reported in the future (in thousands, except per share data):

                                                              September 30, 2000
                                                              ------------------
Revenues                                                           $ 85,255
Net income before preferred distribution                           $ 14,177
Net income to common shareholders                                  $  8,488
Net income per common share, basic and diluted                     $    .45

4) REAL ESTATE

(a) Real estate is located in 16 states and consists of (in thousands):

                                      September 30, 2001      December 31, 2000
                                      ------------------      -----------------
Land                                      $ 118,697              $ 120,386
Shopping centers                            579,821                577,059
Office buildings
                                              5,014                  5,002
                                          ---------              ---------

Total                                       703,532                702,447
Less accumulated depreciation
                                                                 ---------
                                            (28,481)               (17,166)
                                          ---------              ---------

Net book value of real estate             $ 675,052              $ 685,281
                                          =========              =========

(b) Real estate with a net book value of $655.3 million, at September 30, 2001, is pledged as collateral for borrowings (Note 6).

(5) MORTGAGE NOTES RECEIVABLE

At September 30, 2001, the Company's mortgage notes receivable consisted of $36.0 million collateralized by first mortgages on the recreation facilities at three Century Village adult condominium communities in southeast Florida (collectively, the "Recreation Notes"). The Recreation Notes provide for self-amortizing equal monthly principal and interest payments due through 2012 per annum, bear interest ranging from 8.84% to 13.5% and contain certain prepayment prohibitions. The Recreation Notes are pledged as collateral for certain borrowings (see Note 6).

(6) BORROWINGS

Borrowings consist of (in thousands):

                                                                                           September 30,   December 31,
                                                                                               2001            2000
                                                                                               ----            ----
Mortgage notes payable through June 2003, interest fixed at an average rate of 7.96%,
collateralized by mortgages on real estate                                                   $181,700        $181,700

Mortgage notes payable through July 2011, interest ranging
from 6.08% to 10.28% per annum, collateralized by mortgages on real estate                    165,043         141,281

Mortgage notes payable through August 2003 under $155 million credit facility, interest at one month LIBOR (2.64% at September 30, 2001) plus a minimum of
2.45% to a maximum of 2.95%, collateralized by mortgages on real estate                        66,103          86,611

Mortgage notes payable through October 2008 under a mortgage loan, interest fixed at
7.00%, collateralized by mortgages on real estate                                              64,029          64,551

Collateralized mortgage obligations, net of unamortized discount of $268,000 and $336,000 based on a fixed effective interest rate of 8.84%, collateralized by certain of the Recreation Notes (see Note 5) with quarterly self-amortizing principal and interest payments required through

March 2007                                                                                     22,615          24,946

Other                                                                                              --           1,205
                                                                                             --------        --------

Totals                                                                                       $499,490        $500,294
                                                                                             ========        ========

(7) SALE OF ASSETS

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

The Company sold one of its properties on August 30, 2001. The property was a 48,000 square foot shopping center located in Brookhaven, Mississippi. Kramont received gross proceeds of approximately $1.0 million as a result of the sale of the property. The property was unencumbered and the proceeds of the sale were used for general corporate purposes.

(8)  RESTRICTED SHARE AWARDS

On September 1, 2001, the Company awarded to certain executives 35,683 restricted common shares of beneficial interest at the then current market price per Common Share of $13.06 for a total value of $465,842. One-third of the restricted common shares vested immediately. The remaining two-thirds will vest equally on July 1, 2002 and on July 1, 2003 if the executive is an employee of the Company on the respective dates. The awarded shares entitle the executive to exercise all voting and/or consensual powers pertaining to such shares and to receive any and all dividends or other distributions on such shares. Any unvested shares shall immediately vest in the event of a change in control of the Company, the death or permanent disability of the executive or the termination of the executive without cause.

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

                              RESULTS OF OPERATIONS

The Merger was accounted for as a purchase by CV Reit of Kranzco. Accordingly, the operating results of the net assets acquired are included in the consolidated financial statements from the effective date of the Merger. As a result, the Company believes the comparison for the nine month period may not be meaningful. Further, as a result of the Merger and the sale of certain mortgage notes receivable in December 2000, the Company is effectively operating in one business reporting segment.

Net Income

         Three Months Ended September 30, 2001 and 2000

For the quarter ended September 30, 2001, net income to common shareholders of beneficial interest was $2.4 million or $.13 per common share compared to $3.7 million or $.20 per common share for the same period of 2000.

During the quarter ended September 30, 2001, rent revenue increased and operating expenses increased by $522,000, and $1.0 million, respectively (a net rental income decrease of $509,000). The net decrease includes a reduction in net operating income in the amount of $400,000 for the disposition of three properties in the fourth quarter of 2000 and the first three quarters of 2001, as well as an increase in operating expenses of $1.1 million offset by an increase in rental revenues of $1.0 million for the remaining portfolio.

Interest income decreased by $818,000 during the third quarter of 2001, primarily attributable to the prepayment of the Hilcoast Note on December 22, 2000 and the scheduled repayments of mortgage notes receivable (see Note 5) , which are long term and require self-amortizing payments through 2023.

Interest expense decreased by $1.4 million during the third quarter of 2001 as a result of decreased interest rates on floating rate debt, as well as a reduced debt balance due to the disposition of three properties in the fourth quarter of 2000 and the first three quarters of 2001, as well as the repayment of the Hilcoast Note Receivable in December 2000. Interest expense for the third quarter of 2000 also included an exit fee of $500,000 for a credit facility that was repaid in August, 2000.

Depreciation and amortization increased by $445,000 primarily due to capital expenditures and tenant improvements for the portfolio offset by the disposition of three properties in the fourth quarter of 2000 and the first three quarters of 2001.

General and administrative expenses increased by $202,000 primarily due to the partial vesting of restricted shares awarded effective September 1, 2001.

         Nine Months Ended September 30, 2001 and 2000

For the nine months ended September 30, 2001, net income to common shareholders of beneficial interest was $12.3 million or $.65 per common share compared to $7.6 million or $.62 per common share for the same period of 2000.

During the nine months ended September 30, 2001, rent revenue and operating expenses increased by $35.9 million, and $11.6 million, respectively (a net rental income increase of $24.3 million), primarily due to the Merger.

Interest income decreased by $2.1 million during the first nine months of 2001, primarily attributable to the prepayment of the Hilcoast Note on December 22, 2000 and the scheduled repayments of mortgage notes receivable (see Note 5) which are long term and require self-amortizing payments through 2023.

Interest expense increased by $10.5 million during the first nine months of 2001 primarily as a result of increased borrowings assumed in the Merger offset by decreased interest rates on floating rate debt and a lower debt balance as a result of the disposition of three properties in the fourth quarter of 2000 and the first three quarters of 2001, as well as the repayment of the Hilcoast Note Receivable in December 2000. Interest expense during the nine months of 2000 also included an exit fee of $500,000 for a credit facility that was repaid in August, 2000.

Depreciation and amortization increased by $5.5 million during the first nine months primarily due to the addition of 60 shopping centers as a result of the Merger.

General and administrative expenses increased by $3.0 million during the first nine months primarily due to higher professional fees and increased personnel as a result of the Merger and performance related bonuses, as well as the partial vesting of restricted shares awarded effective September 1, 2001.

Funds From Operations

Funds From Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts (NAREIT), consists of net income (computed in accordance with generally accepted accounting principles) before depreciation and amortization of real property, extraordinary items and gains and losses on sales of real estate.

The following schedule reconciles FFO to net income (in thousands):

                                                                Three Months Ended                       Nine Months Ended
                                                                   September 30,                            September 30,
                                                                   -------------                            -------------
                                                              2001                2000                 2001                2000
                                                              ----                ----                 ----                ----

Net income to common shareholders                         $     2,441        $      3,691         $     12,302         $     7,607

Depreciation and amortization of real
  property (including unconsolidated affiliates) *              3,756               3,339               11,100               5,733

(Gain) loss on sale of real estate *                              112                --                 (1,400)               --
                                                          -----------        ------------         ------------         -----------
FFO                                                       $     6,309        $      7,030         $     22,002         $    13,340
                                                          ===========        ============         ============         ===========

  Average common shares outstanding:
    Basic                                                  18,830,748          18,752,912           18,783,769          12,213,664
                                                          ===========        ============         ============         ===========
    Diluted                                                18,844,142          18,753,077           18,797,163          12,213,829
                                                          ===========        ============         ============         ===========

----------
*        Net of amounts attributable to minority interests.

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

                        LIQUIDITY AND CAPITAL RESOURCES

Consolidated Statements of Cash Flows

Net cash provided by operating activities, as reported in the Consolidated Statements of Cash Flows, amounted to $20.9 million for the nine months ended September 30, 2001 compared to $13.5 million for the same period in 2000. These amounts primarily reflect increased operating income as a result of the Merger.

Net cash provided by investing activities for the nine months ended September 30, 2001 increased to $1.1 million from net cash used in investing activities of $3.0 million for the same period in 2000. The 2001 amount reflects $10.2 million in proceeds from the sale of real estate and $1.3 million of collections on mortgage notes receivable, offset by $9.7 million of capital improvements, as well as payments of $417,000 towards accrued acquisition costs. The 2000 amounts reflect $5.3 million received in the Merger and $1.2 million of collections on mortgage notes receivable partially offset by $5.3 million used for Merger costs, $2.5 million of capital improvements as well as an increase in restricted cash of $1.7 million.

Net cash used in financing activities amounted to $25.3 million for the nine months ended September 30, 2001 while net cash used in financing activities was $6.7 million in the same period in 2000. The 2001 amounts consist of cash distributions of $18.3 million to common shareholders, $5.6 million to preferred shareholders and $1.3 to minority interests, as well as a net $804,000 repayment of borrowings. The 2000 amounts primarily consist of cash distributions of $10.7 million to common shareholders, $2.0 million to preferred shareholders, $1.3 million to minority interests as well as a net $7.3 million of proceeds from borrowings.

Borrowings

At September 30, 2001, borrowings were $499.5 million. Scheduled principal payments over the remainder of this year and the next four years are $371.4 million with $128.1 million due thereafter. Borrowings consist of $410.6 million of fixed rate indebtedness, with a weighted average interest rate of 7.76% at September 30, 2001, and $88.9 million of variable rate indebtedness with a weighted average interest rate of 6.60% at September 30, 2001. The borrowings are collateralized by a substantially all of the Company's real estate and the Recreation Notes. The Company expects to refinance certain of these borrowings, at or prior to maturity, through new mortgage loans on real estate. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancing can be achieved.

As of September 30, 2001, aggregate principal payments on all outstanding indebtedness were due, as follows (in thousands):

                    2001              $  5,001
                    2002                14,310
                    2003               287,989
                    2004                51,704
                    2005                12,412
                    Thereafter         128,074
                                      --------
                                      $499,490
                                      ========

Effective August 1, 2000, the Company entered into an Amended and Restated Loan and Credit Facility Agreement (the "Amended Facility") with GMAC Commercial Mortgage ("GMAC") wherein GMAC increased an existing $100 million facility to a $155 million facility. The Amended Facility is a non-revolving line of credit with individual loan terms of three years if funds are advanced within the first twelve months, and two years if funds are advanced during the thirteenth through the eighteenth months. Advances under the Amended Facility: (1) must be secured by assets based on specified aggregate loan to value and debt service coverage ratios, (2) bear interest at an annual rate of one month LIBOR plus a spread ranging from 245 to 295 basis points, based on loan to value ratios, and (3) may be drawn only during the first eighteen months of the credit facility. Additional provisions include a -1/2% commitment fee, a minimum net worth covenant of $175.0 million, cross-default and cross-collateralization requirements with respect to debt and properties within the Amended Facility, and under certain conditions an exit fee. Advances under the Amended Facility may be used to fund acquisitions, expansions, renovations, financing and refinancing of real estate. As of September 30, 2001, the Company had $66.1 million outstanding under the $155.0 million Amended Facility, including $39.6 million that was funded upon closing the Amended Facility on August 1, 2000. These proceeds, along with $1.2 million in cash, were used to pay off a line of credit that was assumed by the Company in the Merger and matured on August 1, 2000. Interest rate caps in the notional amount of $87.3 million were purchased upon closing of the Amended Facility. Pursuant to the Amended Facility, the Company is required to make monthly escrow payments for the payment of tenant improvements and repair reserves.

In 1996, Kranzco entered into a seven year, fixed rate real estate mortgage loan in the principal amount of $181.7 million (the " Mortgage Loan"), at a weighted average interest rate of 7.96%, which is inclusive of trustee and servicing fees. The Mortgage Loan is secured by twenty-seven shopping center properties (the "Mortgaged Properties"). The entire outstanding principal balance of the Mortgage Loan is due in June 2003. The Mortgage Loan requires maintenance of a sinking fund account and a capital and tenant improvement (TI) reserve account. All funds in the capital and TI reserve account may be used to fund capital improvements, repairs, alterations, tenant improvements and leasing commissions at the Mortgaged Properties.

In 1998, Kranzco obtained a $65.9 million fixed rate mortgage from Salomon Brothers Realty Corp. This loan is secured by a first mortgage on nine properties acquired by Kranzco in September 1998. The mortgage loan bears a fixed interest rate of 7% per annum and requires monthly payments of interest and principal based on a 30-year amortization. The mortgage matures on October 1, 2008. The outstanding balance on the mortgage was approximately $64.0 million as of September 30, 2001. Pursuant to the mortgage, the Company is required to make monthly escrow payments for the payment of tenant improvements and repair reserves.

In addition, the Company has thirty mortgage loans outstanding as of September 30, 2001, which were primarily assumed in connection with various acquisitions of certain shopping centers. These mortgage loans have maturity dates ranging from 2001 through 2011. Twenty-one of the thirty mortgage loans have fixed interest rates ranging from 6.08% to 10.28%. The outstanding principal balance on these mortgage loans at September 30, 2001 was approximately $142.2 million. Three mortgage loans with an outstanding principal balance at September 30, 2001 of $3.2 million have interest rates payable at a rate adjusted each year equal to the sum of Moody's A Corporate Bond Index Daily Rate plus 0.125% per annum, rounded up to the next highest 1/8 percentage rate. Two mortgage loans with an outstanding principal balance at September 30, 2001 of $6.4 million have interest rates payable at a rate adjusted each year equal to the sum of Moody's A Corporate Bond Index Daily Rate minus 0.125% per annum, rounded up to the next highest 1/8 percentage rate. One mortgage loan with an outstanding principal balance at September 30, 2001 of $1.5 million has an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 2.5%. One mortgage loan with an outstanding principal balance at September 30, 2001 of $3.2 million has an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 1.6%. One mortgage loan with an outstanding principal balance at September 30, 2001 of $3.9 million has an interest rate payable at a rate adjusted semi-annually to the sum of 6 month LIBOR plus 1.85%. One mortgage loan with an outstanding principal balance at September 30, 2001 of $4.6 million has an interest rate payable at a rate adjusted monthly to the sum of the bank's prime rate plus .25%.

The Company also has $22.6 million of borrowings consisting of collateralized mortgage obligations, net of unamortized discount, with a fixed effective interest rate of 8.84% which are collateralized by the Recreation Notes and require self-amortizing principal and interest payments through March 2007.

The Company has a secured line of credit with Wilmington Trust of Pennsylvania in the amount of $3.5 million with an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 1.8%. At September 30, 2001 there was no outstanding balance on this line of credit

On July 12, 2001, the Company established a secured line of credit in the amount of $3.2 million with First Union National Bank. This line has an interest rate payable at a rate adjusted monthly to the sum of 30 day

LIBOR plus 1.8%. No amounts were outstanding at September 30, 2001 on this line of credit.

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

Subsequent Events

The Company sold one of its properties on October 12, 2001. The property was a 108,000 square foot shopping center located in Frederick, Maryland. As a result of the sale, Kramont received gross proceeds of approximately $7.6 million. The proceeds of the sale were be used to pay down debt obligations of approximately $3.4 million and for general corporate purposes.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary exposure to market risk is to changes in interest rates. The Company has both fixed and variable rate debt. The Company has $499.5 million of debt outstanding as of September 30, 2001 of which $410.6 million, or 82.2%, has been borrowed at fixed rates ranging from 6.08% to 10.28% with maturities through 2011. As these debt instruments mature, the Company typically refinances such debt at their existing market interest rates which may be more or less than interest rates on the maturing debt. Changes in interest rates have different impacts on the fixed and variable rate portions of the Company's debt portfolio. A change in interest rates impacts the net market value of the Company's fixed rate debt, but has no impact on interest incurred or cash flows on the Company's fixed rate debt. Interest rate changes on variable debt impacts the interest incurred and cash flows but does not impact the net market value of the debt instrument. Based on the variable rate debt of the Company as of September 30, 2001, a 100 basis point increase in interest rates would result in an additional $748,000 in interest incurred per year and a 100 basis point decline would lower interest incurred by $748,000 per year. To ameliorate the risk of interest rate increases, the Company has entered into interest rate swap and cap agreements in the notional amounts of $32.5 million and $87.3 million, respectively.

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

                                           KRAMONT REALTY TRUST
                                          -------------------------------------
                                                      (Registrant)

                                           /s/ Louis P. Meshon, Sr.
November 13, 2001                          -------------------------------------
                                           Louis P. Meshon Sr., President


                                           /s/ Etta M. Strehle
November 13, 2001                          -------------------------------------
                                           Etta M. Strehle, Chief Financial
                                           Officer and Treasurer