Form 10-K405
period 2001-12-31
KRAMONT REALTY TRUST
filed 2002-03-29
CIK 1111205

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2001

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the transition period from ____________ to ____________

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

        Registrant's telephone number, including area code: 610-825-7100

           Securities registered pursuant to Section 12(b) of the Act:

Title of Class                              Name of exchange on which registered
--------------                              ------------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $286.8 million based on the closing price on the New York Stock Exchange for such stock on March 23, 2002.

The number of shares of the Registrant's Common Shares of Beneficial Interest outstanding was 18,872,295 as of March 23, 2002.

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

                                TABLE OF CONTENTS

                                                                          Form 10-K
Item No.                                                                 Report Page
--------                                                                 -----------
                                     PART I

1.  Business .........................................................          4
2.  Properties .......................................................          8
3.  Legal Proceedings ................................................         12
4.  Submission of Matters to a Vote of Security Holders ..............         12

                                    PART II

5.  Market for the Registrant's Common Equity and Related
    Shareholder Matters ..............................................         12
6.  Selected Financial Data ..........................................         13
7.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations ..............................         15
7A. Quantitative and Qualitative Disclosures About Market Risk .......         21
8.  Financial Statements and Supplementary Data ......................         21
9.  Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosures .............................         41

                                    PART III

10. Trustees and Executive Officers of the Registrant ................         41
11. Executive Compensation ...........................................         41
12. Security Ownership of Certain Beneficial Owners and
    Management .......................................................         41
13. Certain Relationships and Related Transactions ...................         41

                                    PART IV

14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K          41

                                     PART I

BACKGROUND

Kramont Realty Trust, a Maryland real estate investment trust ("Kramont") acquired its assets through the merger of Kranzco Realty Trust ("Kranzco") and CV Reit, Inc. ("CV Reit") into Kramont in a merger effective as of June 16, 2000 (the "Merger"). The Agreement and Plan of Reorganization and Merger, dated as of December 10, 1999, was adopted and approved by the shareholders of both companies on June 6, 2000. Terms of the Merger called for holders of common shares of both companies to each receive one common share of beneficial interest of Kramont for each outstanding common share of CV Reit and Kranzco on a tax-free basis, and for holders of Kranzco preferred shares to receive in exchange for such Kranzco preferred shares, Kramont preferred shares with the same rights. The Merger was accounted for as a purchase by CV Reit of Kranzco for accounting purposes.

Kramont and its consolidated subsidiaries are hereinafter referred to as the "Company".

ITEM 1. BUSINESS

Kramont is a self-administered, self-managed equity real estate investment trust ("REIT") which is engaged in the ownership, acquisition, redevelopment, management and leasing of community and neighborhood shopping centers. Kramont does not directly own any assets other than its interest in Kramont Operating Partnership, L.P. ("Kramont OP") and conducts its business through Kramont OP and its affiliated entities, including Montgomery CV Realty, L.P. ("Montgomery OP", together with Kramont OP and their wholly-owned subsidiaries, hereinafter collectively referred to as the "OPs", which together with Kramont are hereinafter referred to as the " Company"). The OP's, directly or indirectly, own all of the Company's assets, including its interest in shopping centers. Accordingly, the Company conducts its operations through an Umbrella Partnership REIT ("UPREIT") structure. As of December 31, 2001, the Company owned 91.94 % of Kramont OP and is its sole general partner. As of December 31, 2001, Kramont indirectly owned 99.87% of the partnership interests of Montgomery OP and owned 100% of its sole general partner. As of December 31, 2001, the OP's owned and operated 79 shopping centers and two office buildings, and managed 5 shopping centers for third parties, located in 16 states and aggregating approximately
11.5 million square feet.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company's income producing properties and other assets represent one segment as they have similar economic and environmental conditions, business processes, types of customers (i.e., tenants) , and services provided, and because resource allocation and other operating decisions are based on an evaluation of the entire portfolio. In addition, due to the repayment of an 11% mortgage note (the "Hilcoast Note") collateralized by first mortgages on the recreation facilities at the Century Village at Pembroke Pines in December 2000, the Company believes the remaining Mortgage Note Receivables are not material and no longer represent a separate operating segment.

OPERATING STRATEGIES

Our primary business objectives are to increase Funds From Operations (see Management's Discussion and Analysis of Results of Operations and Financial Condition for a definition of Funds From Operations) and to enhance the value of our properties. It has been our operating strategy to achieve these objectives through:

      - Efficient operation of our properties, including active leasing and property management, maintenance of high occupancy levels, increasing rental rates and controlling operating and capital costs.

      - Acquisition of additional properties which satisfy our criteria, at favorable prices, including properties requiring renovation or re-leasing.

      - Completion of strategic renovations and expansions to further maximize operating cash flows.

      -     Attainment of greater access to financing sources.

ACQUISITION STRATEGIES/INVESTMENT STRATEGIES

The Company intends to make acquisitions in a manner consistent with the requirements of the Internal Revenue Code of 1986, as amended (the "Code") applicable to REITs and related regulations with respect to the composition of the Company's portfolio and the derivation of income unless, because of circumstances or changes in the Code (or any related regulation), the board of trustees (the "Trustees") of the Company determine that it is no longer in the best interests of the Company to qualify as a REIT. The Company's acquisition strategy is to opportunistically acquire properties which need replacement anchor tenants or where the Company's management expertise and reputation can enhance value. That strategy includes acquiring and rehabilitating properties in new markets with strong demographic characteristics in order to reduce the Company's sensitivity to regional economic cycles. The Company will seek to utilize its UPREIT structure to acquire interests in properties in exchange for units of limited partner interest in Kramont OP. Since the Company is an UPREIT, potential transferors of property to the Company may be able to transfer the property on a tax-deferred basis.

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

The Company may acquire securities of other REITs or other issuers or purchase or otherwise acquire its own shares. The Company does not anticipate investing in issuers of securities, other than REITs, for the purpose of exercising control or underwriting securities of other issuers or acquiring any investments primarily for sale in the ordinary course of business or to hold any investments with a view to making short-term profits from their sale. Although the Company may make loans to other entities or persons, it has no plans to do so. In the future, the Trustees will consider any transaction involving loans to other entities or persons on a case by case basis.

FINANCING STRATEGIES

The Company intends to maintain a conservative ratio of debt to estimated value of the Company's real estate assets taking into consideration the tenants in occupancy, gross rental revenues, geographic location and other factors affecting the value of the Company's properties. The Company intends to finance acquisitions with the most appropriate sources of capital, as determined by the Trustees, which may include limited partner units in Kramont OP, available cash flows from operations, the issuance of other equity securities, the sale of investments and, within the debt guidelines described above, bank and other institutional borrowings and the issuance of debt securities. Future borrowings by the Company for acquisitions may be either on a secured or unsecured basis.

The Company will not have a policy limiting the number or amount of mortgages that may be placed on any particular property, but mortgage financing instruments will usually limit additional indebtedness on specific properties.

OPERATING PRACTICES

Virtually all operating and administrative functions, such as leasing, data processing, maintenance, finance, accounting, construction and legal, are centrally managed at the Company's headquarters. In addition, the Company maintains regional offices in Georgia, New York, Virginia, Florida and Pennsylvania. On-site functions such as security, maintenance, landscaping, sweeping, plumbing, electrical and other similar activities are either performed by the Company or subcontracted. The cost of those functions are passed through to tenants to the extent permitted by their respective leases.

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

ASSETS

At December 31, 2001, the book value of the Company's assets amounted to $769.2 million, including $690.9 million in income producing real estate and $35.3 million in real estate mortgage notes receivable. A description of the Company's principal assets follows:

PROPERTIES

Income Producing Real Estate - Please refer to Item 2. Properties - Real Estate
- Income Producing.

MORTGAGE NOTES RECEIVABLE

At December 31, 2001 the Company's mortgage notes receivable amounted to $35.3 million including an aggregate of $9.5 million due from H. Irwin Levy, a Trustee. They are secured by first mortgages on the recreation facilities at the three Century Village adult condominium communities in south east Florida. As of December 31, 2001, none of the mortgage notes were delinquent.

The notes provide for self-amortizing equal monthly principal and interest payments in the aggregate amount of $6.5 million per annum, through January 2012, and bear interest at annual rates ranging from 13.25% to 13.5%. The notes are pledged as collateral for certain borrowings. Please refer to Item 13 - Certain Relationships and Related Transactions regarding related party transactions with Mr. Levy.

INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Self-Storage Warehouse Partnerships

The Company owns 45% - 50% general and limited partnership interests in three partnerships whose principal assets consist of self-storage warehouses located in southeast Florida, with an aggregate of approximately 2,800 units and 320,000 square feet, managed by unaffiliated parties. The Company receives monthly distributions from each of the partnerships based on cash flows.

Drexel

Effective December 31, 1997, CV Reit acquired a 95% economic interest in Drexel Realty, Inc. ("Drexel"), which for over 25 years has been engaged in the development, construction, leasing and management of real estate. Until the Merger, Drexel managed the properties owned by Montgomery OP as well as six other properties located in Pennsylvania and New Jersey owned by third parties. During 2001, 2000, and 1999, management contracts for 21 other properties were terminated, primarily as a result of Drexel's decision to concentrate mainly on management, leasing and renovation of the Company's properties. It is not contemplated that Drexel will seek additional third party management contracts in the future. Currently, 99% of the voting stock of Drexel is beneficially owned by Mr. Louis P. Meshon, Sr. and held in a voting trust and 100% of the non-voting interest is owned by the Montgomery OP. Mr. Meshon currently serves as President of Drexel.

INDUSTRY FACTORS

Ownership of shopping centers involves risks arising from changes in economic conditions, generally, and in the real estate market specifically, as well as risks which result from property-specific factors such as the failure or inability to make needed capital improvements, competition, reductions in revenue arising from decreased occupancy or reductions in the level of rents obtainable, and factors which increase the cost of operating, financing and refinancing properties such as escalating interest rates and wage rates, increased taxes, fuel costs and other operating expenses and casualties. All of these kinds of risks can result in reduced net operating revenues available for distribution. The Company's ability to manage the properties effectively notwithstanding such risks and economic conditions will affect the funds available for distribution.

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

MATERIAL TENANTS

The Company relies on major tenants to pay rent, and their inability to pay rent may substantially reduce the Company's net income and cash available for distributions to shareholders. The Company's four largest tenants are Wal-Mart Stores, Inc. ("Wal-mart"), Kmart Corporation ("Kmart"), TJX Companies, Inc. ("TJX"), and Shop Rite, Inc ("Shop Rite"). As of December 31, 2001, Wal-Mart represented approximately 5.6% of the Company's annualized minimum rents, Kmart represented 3.0% of the Company's annualized minimum rents, TJX represented 2.8% of the Company's annualized minimum rents, and Shop Rite represented 2.4% of the Company's annualized minimum rents. As of December 31, 2001 no other tenant would have represented more than 1.9% of the aggregate annualized minimum rents of the Company's shopping centers.

BANKRUPT TENANTS

The Company's business, results of operations and financial condition would be materially adversely affected if a significant number of tenants at the shopping centers fail to meet their lease obligations, including the obligation, in certain cases to pay a portion of increases in the Company's operating expenses. In the event of a default by a tenant, the Company may experience delays in enforcing its rights as landlord and may incur substantial costs in protecting its investment. If a tenant seeks protection under the bankruptcy laws, the lease may be terminated or rejected in which case the amount of rent the Company is able to collect will be substantially reduced and in some cases the Company may not collect any rent. In addition, it is likely the Company would not be able to recover any unamortized deferred costs related to such tenant. Accordingly, the bankruptcy or insolvency of one or more major tenants or a number of other tenants may materially adversely effect our business, results of operations and financial condition.

Kmart has commenced bankruptcy proceedings. Our financial position may be adversely affected if Kmart or a bankruptcy trustee or any other successor to its assets in bankruptcy terminates or renegotiates the terms of Kmart leases or closes Kmart stores at the Company's shopping centers.

COMPETITION

The Company's competitors for acceptable investments include insurance companies, pension funds, and other REIT's which may have investment objectives similar to the Company's and some of which have greater financial resources than the Company's. All of the shopping centers are located in areas which have shopping centers and other retail facilities. Generally, there are other retail properties within a five-mile radius of a shopping center. The amount of rentable retail space in the vicinity of the Company's shopping centers could have a material adverse effect on the amount of rent charged by the Company and on the Company's ability to rent vacant space and/or renew leases of such shopping centers. There are numerous commercial developers, real estate companies and major retailers that compete with the Company in seeking land for development, properties for acquisition and tenants for properties, some of which may have greater financial resources than the Company and more operating or development experience than that of the Company. There are numerous shopping facilities that compete with the Company's shopping centers in attracting retailers to lease space. In addition, retailers at the shopping centers may face increasing competition from the Internet, outlet malls, discount shopping clubs, catalog companies, direct mail, telemarketing and home shopping TV. The Company is not aware of statistics which would allow the

Company to determine its position relative to all of the Company's competitors in the ownership and operation of shopping centers.

REAL ESTATE AND OTHER CONSIDERATIONS

As an owner and developer of real estate, the Company is subject to risks arising in connection with such activities and with the underlying real estate, including unknown deficiencies of and the ability to successfully develop or manage recently acquired shopping centers, poor economic conditions in those areas where shopping centers are located, defaults on tenant leases or non-renewal of leases, tenant bankruptcies, competition, liquidity of real estate, inability to rent vacant space, failure to generate sufficient income to meet operating expenses, including debt service, capital expenditures and tenant improvements, balloon payments on debt, environmental matters, financing availability, financial and operating restrictions imposed by certain financing arrangements, defaults under and failure to repay borrowings, fluctuations in interest rates, changes in real estate and zoning laws, cost overruns, delays and other risks of development activities. The success of the Company also depends upon certain key personnel, its ability to maintain its qualification as a REIT and trends in the national and local economy, including income tax laws, governmental regulations and legislation and population trends.

EMPLOYEES

As of December 31, 2001, the Company had approximately 130 full and part-time employees. None of the Company's employees are subject to a collective bargaining agreement and the Company has experienced no labor-related work stoppages. The Company considers its relations with its personnel to be good.

TAX STATUS

The Company expects to continue to qualify as a REIT. A trust, which qualifies as a REIT may, if it distributes at least 90% of ordinary taxable income for a taxable year, deduct distributions paid to shareholders with respect to such taxable year from taxable income.

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

ITEM 2. PROPERTIES

REAL ESTATE - INCOME PRODUCING

The Company, directly or indirectly, owns 79 neighborhood or community shopping centers and two office buildings, located in sixteen states comprising 10.6 million square feet. The properties are diverse in size, ranging from 8,000 square feet to 387,000 square feet of gross leasable area with an average of 131,000 square feet of gross leasable area. The shopping centers generally attract local area customers and are typically anchored by a supermarket, drugstore and/or discount stores. The centers are smaller than regional malls and do not depend on customers who travel long distances. The tenant base generally concentrates on everyday purchases from local customers. Anchor tenants attract shoppers who also often patronize the smaller shops. At December 31, 2001, 89.06% of the Company's gross leasable area was leased. 97.9% all of the Company's income producing real estate is pledged as collateral for borrowings.

The following table sets forth certain pertinent information, as of December 31, 2001, regarding the Company's properties:

                                                                                   GROSS
                                                         YEAR OF                  LEASABLE      LEASE
                                                          LATEST                   SQUARE      OCCUPANCY      PRINCIPAL TENANTS
                                               YEAR     RENOVATION/   OWNERSHIP     AREA        RATE %        (LEASE EXPIRATION/
     PROPERTY                 LOCATION       ACQUIRED    EXPANSION    INTEREST    (SQ. FT.)    12/31/01       OPTION EXPIRATION)
SHOPPING CENTERS
CONNECTICUT
Groton Square             Groton               2000        2001          Fee        194,862       100.00   Stop & Shop (2007/2027),
                                                                                                           Kohl's (2022/2062)
Manchester Kmart Plaza    Manchester           2000        1998          Fee        183,377        99.02   Kmart (2007/2027),
                                                                                                           Pep Boys (2016/2036)
Milford                   Milford              2000         N/A       Leasehold      25,200       100.00   Xpect Discount Drug
                                                                        (2020)                             (2004/2009)
Orange                    Orange               2000         N/A       Leasehold      27,000       100.00   Big Bob's Carpet Outlet
                                                                        (2006)                             (2006)
Parkway Plaza I           Hamden               2000         N/A          Fee         72,530        20.92   Curves for Women (2003)
Parkway Plaza II          Hamden               2000         N/A          Fee         91,164         2.85
Stratford Square          Stratford            2000         N/A          Fee        160,176        87.85   Marshalls (2005/2010),
                                                                                                           Entertainment Cinema
                                                                                                           (2009/2039)

FLORIDA
Century Plaza             Deerfield Beach      1982        1991          Fee         85,151        97.13   Broward County Library
                                                                                                           (2005/2011)
Village Oaks              Pensacola            2000         N/A          Fee        171,653       100.00   Wal Mart (2008/2018),
                                                                                                           Haverty Furniture Company
                                                                                                           (2003/2030)

GEORGIA
Bainbridge Town Center    Bainbridge           2000         N/A          Fee        143,729        96.59   Kmart (2015/2065),
                                                                                                           Food Lion (2010/2030)
Douglasville Crossing     Douglasville         2000         N/A          Fee        267,800        85.37   Wal Mart (2010/2040)(1),
                                                                                                           Cub Foods Inc.
                                                                                                           (2010/2035),(1),
                                                                                                           Rhodes Furniture
                                                                                                           (2002/2005)
Holcomb Bridge            Roswell              2000         N/A          Fee        105,420        90.13   Cub Foods Inc.
                                                                                                           (2008/2033), (1),
                                                                                                           Georgetown Interiors
                                                                                                           (2003/2008)
Northpark                 Macon                2000        1998          Fee        195,355        97.01   Kroger (2008/2028),
                                                                                                           Kmart (2013/2063)
Park Plaza                Douglasville         2000         N/A          Fee         46,495        91.98   Kroger (not owned by the
                                                                                                           Company)
Snellville Oaks           Snellville           2000         N/A          Fee        220,885        94.84   Wal Mart (2011/2041)(1),
                                                                                                           Regal Cinema (2015/2025),
                                                                                                           Food Lion Inc.
                                                                                                           (2011/2031)
Summerville               Summerville          2000         N/A          Fee         67,809        95.87   Wal Mart (2004/2034)
Tifton Corners            Tifton               2000         N/A          Fee        186,629        98.93   Wal Mart (2011/2041), (1)
                                                                                                           Bruno's (2010/2025)
Tower Plaza               Carrollton           2000         N/A          Fee         87,990        89.28   Bruno's (2007/2027)
Vidalia                   Vidalia              2000         N/A          Fee         93,696       100.00   Wal Mart (2005/2035) (1)
Village at Mableton       Mableton             2000        1998          Fee        239,474        94.41   Kmart (2014/2064),
                                                                                                           Cub Foods (2009/2029),
                                                                                                           (1), CVS (2004/2019)

KENTUCKY
Harrodsburg Marketplace   Harrodsburg          2000         N/A          Fee         60,048       100.00   Kroger (2007/2027)

MARYLAND
Campus Village            College Park         2000         N/A          Fee         25,529        79.58
Coral Hills               Coral Hills          2000         N/A          Fee         82,550        89.86   Shoppers Food Warehouse
                                                                                                           (2004/2029),
                                                                                                           CVS (2008/2018)
Fox Run                   Prince Frederick     2000        1997          Fee        293,423        97.63   Kmart (2016/2066),
                                                                                                           Giant Foods (2021/2051),
                                                                                                           Peebles (2012/2032)
MICHIGAN
Musicland                 Livonia              2000         N/A          Fee         80,000       100.00   Media Play (2007/2027)

MISSISSIPPI
Towne Square              Columbus             2000         N/A          Fee        116,358         8.94

NEW JERSEY
Collegetown               Glassboro            2000        1995          Fee        251,015        97.89   Kmart (2006/2021),
                                                                                                           Acme (2004/2044),
                                                                                                           Pep Boys (2015/2020)
Hillcrest Mall            Phillipsburg         2000        1985          Fee        220,985        61.31   Staples (2010/2025),
                                                                                                           Warren Hospital
                                                                                                           (2008/2018),
                                                                                                           Consolidated Stores
                                                                                                           (2004/2019),
Lakewood Plaza            Lakewood             1999         N/A          Fee        203,099        99.34   Shop Rite Supermarkets
                                                                                                           (2010/2030),
                                                                                                           Consolidated Stores
                                                                                                           (2007/2012)
Marlton Shopping          Evesham              1998        2001          Fee        157,188        95.94   T.J. Maxx (2011/2026)
Center- Phase I                                                                                            DSW (2011/2031)
                                                                                                           Somnia (2003/2013)
Marlton Shopping          Evesham              1998        2001          Fee        154,066        96.10   Burlington Coat Factory
Center- Phase II                                                                                           (2007/2030),
                                                                                                           HomeGoods (2006/2021)
Rio Grande Plaza          Rio Grande           1997        1997          Fee        138,747        99.19   JC Penney (2012/2042),
                                                                                                           Peebles (2012/2022),
                                                                                                           Sears (2006/2026)
Suburban Plaza            Hamilton             2000        1999          Fee        244,718        50.25   Shop Rite (2002/2017)
                                                                                                           Snyder Drug (2007)

NEW YORK
A & P Mamaroneck          Mamaroneck           2000         N/A          Fee         24,978       100.00   A & P (2006/2016)
The Mall at Cross         Yonkers              2000        2000          Fee        263,568       100.00   National Wholesale
County                                                                                                     Liquidators (2012/2032),
                                                                                                           T.J. Maxx (2004/2014),
                                                                                                           HomeGoods (2010,2025),
                                                                                                           The Sports Authority
                                                                                                           (2010/2025),
                                                                                                           Circuit City (2018/2038)
Highridge                 Yonkers              2000         N/A          Fee         88,501        98.73   Pathmark (2003/2027)
North Ridge               New Rochelle         2000         N/A          Fee         42,131        90.24   Harmon Cosmetics
                                                                                                           (2007/2017),
                                                                                                           NRHMC (2011/2016)
Port Washington           Port Washington      2000         N/A       Leasehold      19,600       100.00   North Shore Farms
                                                                       (2067)                              (2003/2033)
Village Square            Larchmont            2000         N/A          Fee         17,028       100.00   Trader Joe's (2009/2024)

NORTH CAROLINA
Cary Plaza                Cary                 2000         N/A          Fee         60,702        86.05   Food Lion (2010/2030)
Magnolia Plaza            Morganton            2000         N/A          Fee        104,539        97.99   Ingles Supermarket
                                                                                                           (2007/2062)

OHIO
Pickaway Crossing         Circleville          2000         N/A          Fee        127,130        97.64   Wal Mart (2009/2039)

PENNSYLVANIA
555 Scott Street          Wilkes-Barre         1997         N/A          Fee          8,400       100.00   Pet Supplies Plus (2005)
69th Street Plaza         Upper Darby          2000        1994          Fee         42,500       100.00   Snyder Drug (2003/2006)
Barn Plaza                Doylestown           2000        1998          Fee        213,108        95.73   Acme (2007/2037), (1)
                                                                                                           Marshalls (2004/2019),
                                                                                                           Regal Cinemas, Inc.
                                                                                                           (2018/2026)
Bensalem Square           Bensalem             2000        1983          Fee         72,558        99.43   Pathmark (2009/2039)
Bethlehem Square          Bethlehem            2000        1994          Fee        386,820        97.96   TJ Maxx (2006/2021),
                                                                                                           Home Depot (2010/2040),
                                                                                                           Shop Rite (2010/2030)
                                                                                                           Wal-Mart (2007/2027),
                                                                                                           (1b)
Bradford Mall             Bradford             2000         N/A         Fee (2)     287,975        60.98   Kmart (2004/2049),
                                                                                                           Consolidated Stores
                                                                                                           (2009/2012),
Bristol Commerce          Bristol              2000        1993          Fee        273,119        89.63   Superfresh (2008/2038),
                                                                                                           Ames (2020/2029)
Chesterbrook Village      Wayne                1997        1995          Fee        122,316        89.78   Genuardi Markets
                                                                                                           (2010/2030)
Collegeville              Collegeville         1998        1994          Fee        110,698        96.51   Acme (2003/2038),
                                                                                                           Annie Sez (2007/2017)
Chalfont Village          New Britain          1999         N/A          Fee         46,051       100.00   Better Bodies (2005/2010)
Cherry Square             Northampton          1999         N/A          Fee         75,005       100.00   Redners Supermarket
                                                                                                           (2016/2021)
County Line Plaza         Souderton            1997        1998          Fee        175,079        99.43   Ames (2007/2017), (3)
                                                                                                           Clemens Markets
                                                                                                           (2007/2027)
Danville Plaza            Danville             1997        1987          Fee         24,052        96.41   CVS Pharmacy (2007/2027)
Dickson City              Dickson City         1997        1990          Fee         47,224        87.51   Office Max (2007/2017)
Franklin Center           Chambersburg         2000         N/A          Fee        174,892        86.84   Food Lion (2010/2030),
                                                                                                           Big Lots (2003/2013),
                                                                                                           Lowe's (2010/2018)(1)

Gilbertsville             Gilbertsville        1998         N/A          Fee         85,748        97.65   Weis Markets (2004/2019)
MacArthur Road            Whitehall            2000         N/A          Fee         50,856        55.76   Frank's Nursery
                                                                                                           (2012/2032)
New Holland Plaza         New Holland          1998         N/A          Fee         65,730        88.41   Amelia's Market
                                                                                                           (2010/2020),
                                                                                                           Rite Aid (2017), (1)
Mount Carmel Plaza        Glenside             1997         N/A          Fee         14,504       100.00   CVS Pharmacy (2002)
North Penn Marketplace    Upper Gwynedd        1998         N/A          Fee         57,898        97.23   Weis Markets (not owned
                                                                                                           by Company)
                                                                                                           Eckerd Drugs (2003/2018),
Park Hills Plaza          Altoona              2000        1996          Fee        279,858        97.89   Weis Market (2022/2037),
                                                                                                           Dunham's Sporting Goods
                                                                                                           (2005/2015),
                                                                                                           Toys R Us (2015/2035),
                                                                                                           Staples (2010/2019),
                                                                                                           Superpetz (2005/2015)
Pilgrim Gardens           Drexel Hill          2000         N/A          Fee         83,358        97.21   Loehmann's (2003/2013),
                                                                                                           QVC Network, Inc. (2002)
Street Road               Bensalem             2000        1995          Fee         68,031        89.71   Snyder Drug(2005/2008)

The Shoppes at Valley     Phoenixville         2000        2001          Fee        177,379        75.74   Ames (2017/2025),
Forge                                                                                                      French Creek Outfitters
                                                                                                           (2007/2022)
Valley Fair               Tredyffrin           2000        2001          Fee        110,550        87.19   Oskar Huber Furniture
                                                                                                           (2011/2026)
                                                                                                           Chuck E. Cheese
                                                                                                           (2010/2025)
Village at Newtown        Newtown              1998         N/A          Fee        177,032        96.27   Genuardi Markets
                                                                                                           (2008/2018),
                                                                                                           Zany Brainy (2005/2015)
Village West              Allentown            2001         N/A          Fee        133,611       100.00   Giant Supermarket
                                                                                                           (2019/2039)
                                                                                                           CVS (2019/2029)
Whitehall Square          Whitehall            2000        2001          Fee        298,023        99.40   Stop & Shop (2006/2024),
                                                                                                           Phar Mor (2006/2016),
                                                                                                           Today's Man (2002/2007),
                                                                                                           The Sports Authority
                                                                                                           (2006/2036),
                                                                                                           Kids R Us (2007/2027)
Whitemarsh                Conshohocken         1997        1996          Fee         67,546        92.70   Clemens Markets
                                                                                                           (2017/2027)
Woodbourne Square         Langhorne            1997         N/A          Fee         29,976        87.89   Rehab Place at Oxford
                                                                                                           Valley (2003)

RHODE ISLAND
Wampanoag Plaza           East Providence      2000         N/A          Fee        242,162        74.98   Shaws's Supermarket
                                                                                                           (2006/2016), (1a)
                                                                                                           Marshalls (2006/2006),
                                                                                                           Savers/TVI, Inc.
                                                                                                           (2010/2025)

SOUTH CAROLINA
East Main Centre          Spartanburg          2000        2000          Fee        190,686       100.00   Wal Mart (2009/2039),
                                                                                                           Goody's (2003/2009), CT
                                                                                                           Tractor (2015/2030)
Park Centre               Columbia             2000        2000          Fee        226,705        95.96   Wal Mart (2009/2039)
                                                                                                           (1), Piggly Wiggly
                                                                                                           (2012/2027),
                                                                                                           Steinmart (2010/2030)

TENNESSEE
Meeting Square            Jefferson City       2000         N/A          Fee         92,968       100.00   Wal Mart (2009/2039)(1),
                                                                                                           Food Lion (2009/2039)

VIRGINIA
Culpeper Town Mall        Culpeper             2000        1999          Fee        132,882        72.15   Central Tractor
                                                                                                           (2005/2010), (1)
                                                                                                           Food Lion (2019/2039)
Marumsco-Jefferson        Woodbridge           2000         N/A          Fee        323,235        77.95   Giant Food Store
Plaza                                                                                                      (2004/2024),
                                                                                                           Peebles (2004/2010),
                                                                                                           Consolidated Stores,
                                                                                                           Inc. (2007/2017)
Statler Crossing          Staunton             2000         N/A          Fee        166,944        96.17   Wal Mart (2009/2039)(1),
                                                                                                           Rack 'N Sack (2013/2028)
                                                                                                           (1)

OFFICE BUILDINGS
FLORIDA
Century Village
Administration            W. Palm Beach        1970        1995          Fee         25,100        78.66   Siani Medical Center
Building                                                                                                   (2005/2011)

PENNSYLVANIA
Plymouth Plaza            Plymouth Meeting     1997        1994          Fee         29,822       100.00   Kramont Operating
                                                                                                           Partnership L.P. (2004),
                                                                                                           Hudson United Bank
                                                                                                           (2007/2012)

    Totals                                                                       10,632,699        89.06%
                                                                                 ----------   ----------

Footnotes:        (1)   Includes space for which rent is being paid but which is
                        not presently occupied.

                  (1a) Shaw's Supermarket, Inc. assumed the former Phar-Mor lease in a bankruptcy proceeding in 2001 and will open for business in the first quarter 2002.

                  (1b) Wal-Mart assumed the former Bradlees lease in a bankruptcy proceeding in 2001 and will open for business in the second quarter 2002.

                  (2) 84,695 square feet gross leasable area is subject to a ground lease which expires in 2004.

OTHER REAL ESTATE

The Company owns certain real estate acquired by deed in lieu of foreclosure and held for resale, consisting of three parcels of unimproved commercial land, totaling 38 acres located in southeast Florida, with a book value of $5.5 million at December 31, 2001.

ITEM 3. LEGAL PROCEEDINGS

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON SHARES AND RELATED SECURITY HOLDERS
MATTERS

The common shares of beneficial interest (the "Common Shares") are listed for trading on the New York Stock Exchange under the symbol "KRT". The following table sets forth the high and low sales prices per Common Share and the dividends per Common Share which were declared by Kramont for each quarter during the past two years. The first quarter of 2000 represents the high and low sales price and the dividend declared for the common stock of CV Reit before the Merger.

                                         Kramont
                                       Market Price
                                     High          Low        Dividends Declared
            2001
            First Quarter            11.39         9.00             $.325
            Second Quarter           13.78        10.05              .325
            Third Quarter            13.79        10.10              .325
            Fourth Quarter           15.08        11.90              .325
                                                                    -----
                                                                    $1.30
                                                                    =====
            2000
            First Quarter             9.81         8.75             $ .29
            Second Quarter           10.75         8.88              .325
            Third Quarter            10.13         9.19              .325
            Fourth Quarter            9.63         8.75              .325
                                                                    -----
                                                                    $1.27
                                                                    =====

Both CV Reit and Kranzco, prior to the Merger, had paid regular quarterly cash distributions on their common stock and common shares of beneficial interest, respectively, since the companies commenced operations in January 1982 and November 1992, respectively. Since the Merger, the Company has paid regular quarterly cash distributions on its Common Shares. Future distributions paid by the Company will be at the discretion of the Board of Trustees and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the Board of Trustees deem relevant.

As of March 19, 2002 there were 18,872,295 Common Shares outstanding, and the approximate number of holders of record of the Common Shares was 2,200 as of March 15, 2002. The Company owns 18,872,295 OP units in Kramont OP representing the sole general partnership interest and 91.94% of the limited partnership interests in Kramont OP. The Company indirectly owns 9,416,754 OP units in Montgomery OP representing a 99.87% partnership interest in Montgomery OP. The holders of substantially all of the remaining OP units have the right to require the OP's to redeem their OP units for cash at any time. However, upon a holder giving notice of the exercise of this right, the Company has the right to acquire such holder's OP units in exchange for cash or, if certain conditions are satisfied, an equal number of Common Shares.

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

                                                                     Year Ended December 31,
                                                             (dollars in millions, except share data)
                                               2001           2000 (d)          1999         1998 (c)         1997
      Revenues
        Rent                               $     107.5      $      69.5      $     25.6     $     17.2     $      2.7
        Interest and Other                         5.2              8.1             8.0            8.8           10.6
                                           -----------      -----------      ----------     ----------     ----------
      Total Revenues                       $     112.7      $      77.6      $     33.6     $     26.0     $     13.3
                                           ===========      ===========      ==========     ==========     ==========
      Income before preferred
        Distribution                       $      25.8      $      17.6      $      7.2     $      8.8     $      8.5
                                           ===========      ===========      ==========     ==========     ==========
      Net income to common
        Shareholders                       $      18.3      $      13.4      $      7.2      $15.9 (b)     $      8.5
                                           ===========      ===========      ==========     ==========     ==========
      Funds From Operations
        (FFO) (a)                          $      28.5      $      22.7      $     10.8     $      9.5     $      9.1
                                           ===========      ===========      ==========     ==========     ==========
      Per common share:
        Net income, basic and
          Diluted                          $       .97      $       .97      $      .91     $     1.99     $     1.07
                                           ===========      ===========      ==========     ==========     ==========
        Dividends declared                 $      1.30      $      1.27      $     1.16     $     1.16     $     1.16
                                           ===========      ===========      ==========     ==========     ==========
      Average common shares
        outstanding, basic                  18,803,535       13,857,409       7,966,621      7,966,621      7,966,621
                                           ===========      ===========      ==========     ==========     ==========
      Average common shares
        outstanding, diluted                18,815,657       13,858,427       7,966,621      7,966,621      7,966,621
                                           ===========      ===========      ==========     ==========     ==========
      At Year End:
      Total assets                         $     769.2      $     764.0      $    257.8     $    225.4     $    171.9
                                           ===========      ===========      ==========     ==========     ==========
      Borrowings                           $     510.2      $     500.3      $    156.3     $    121.9     $     66.3
                                           ===========      ===========      ==========     ==========     ==========
      Beneficiaries equity:
        Total                              $     219.0      $     225.2      $     77.6     $     79.6     $     72.9
                                           ===========      ===========      ==========     ==========     ==========

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

      (c) On December 31, 1997, CV Reit converted to an Umbrella Partnership REIT structure and formed Montgomery OP. Concurrent with the conversion, Montgomery OP acquired nine shopping centers, an office building and a 95% economic interest in Drexel for $61.7 million.

      (d) On June 16, 2000, Kramont acquired its assets through the merger of CV Reit and Kranzco into Kramont. See Item 7. Management's Discussion and Analysis of Results of Operation and Financial Condition and Note 2 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                              RESULTS OF OPERATIONS

The Merger was accounted for as a purchase by CV Reit of Kranzco. Accordingly, the operating results of the net assets acquired are included in the consolidated financial statements from the effective date of the merger which was June 16, 2000. As a result, the Company believes the comparison for the years ended December 31, 2001, 2000 and 1999 may not be meaningful.

                                   NET INCOME

                              2001 Compared to 2000

For the year ended December 31, 2001, net income to holders of Common Shares was $18.3 million or $.97 per weighted average common share compared to $13.4 million or $.97 per weighted average common share for the year ended December 31, 2000. The discussion below highlights the major components which caused the increase in net income.

For the year ended December 31, 2001, rent and other revenue and operating expenses increased by $38.0 million and $11.5 million, respectively (a net rental income increase of $26.5 million), primarily due to the Merger.

Interest income decreased by $2.9 million during 2001, primarily attributable to a reduction on the balance of the Company's mortgage notes receivable due to scheduled repayments of principal and the prepayment of the Hilcoast Note in December 2000. The Company's remaining mortgage notes receivables are long term and require self-amortizing payments through 2012.

Interest expense increased by $9.0 million during 2001 principally as a result of increased borrowings assumed in the Merger offset by a decreased interest on the Company's floating rate debt and a lower debt balance as a result of the disposition of four properties in the fourth quarter of 2000 and in 2001, as well as the repayment of the Hilcoast Note Receivable in December 2000. Interest expense during 2000 also included an exit fee of $478,000 for a credit facility that was repaid in August, 2000.

Depreciation and amortization increased by $5.8 million primarily as a result of the Merger.

General and administrative expenses increased by $2.8 million principally due to increased personnel as a result of the Merger and performance related bonuses, as well as the partial vesting of restricted shares awarded effective September 1, 2001.

The $252,000 increase in equity in income of unconsolidated affiliates was primarily attributable to the reduction of general and administrative charges incurred by Drexel. As a result of the Merger, these general and administrative charges were no longer incurred by Drexel and are incurred by Kramont OP.

Gain on sale of assets increased to $5.1 million during 2001 and was attributable to gains recognized on the sale of three shopping centers in Baltimore, Maryland, Frederick, Maryland and Brookhaven, Mississippi. Net income for the twelve months ended December 31, 2000 included a fee received from Hilcoast Development Corp. for the prepayment of the Hilcoast Note receivable principal balance, as well as a capital gain of $150,000 on the sale of the free standing building in Flint, Michigan.

                              2000 Compared to 1999

For the year ended December 31, 2000, net income to common shareholders of beneficial interest was $13.4 million or $.97 per weighted average common share compared to $7.2 million or $.91 per weighted average common share for the same period of 1999. The discussion below highlights the major components which caused the increase.

For the year ended December 31, 2000, rent revenue and operating expenses increased by $44.0 million and $10.3 million, respectively (a net rental income increase of $33.7 million), primarily due to the Merger. The increase also reflects improved operating results from income producing properties owned by CV Reit prior to the Merger of $416,000.

Interest income increased by $68,000 during 2000, primarily attributable to higher cash balances invested at higher interest rates, offset by a reduction on the balance of the Company's mortgage notes receivable due to scheduled repayments of principal and the prepayment of the Hilcoast Note in December 2000. The Company's remaining mortgage notes receivable are long term and require self-amortizing payments through 2012.

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

General and administrative expenses increased by $3.0 million principally due to higher professional fees and increased personnel as a result of the Merger, and performance related bonuses.

The $247,000 increase in equity in income of unconsolidated affiliates was primarily attributable to the reduction of general and administrative charges incurred by Drexel. As a result of the Merger, these general and administrative charges were no longer incurred by Drexel and are incurred by Kramont OP.

Gain on sale of assets increased to $3.1 million during 2000 and was attributable to the prepayment fee received from Hilcoast Development Corporation for the prepayment of the Hilcoast Note Receivable principal balance, as well as a capital gain of $150,000 recognized on the sale of an 80,000 square foot free-standing building in Flint, Michigan. There was no gain or loss in 1999 for the sale of assets.

                             FUNDS FROM OPERATIONS

The following schedule reconciles FFO to net income for the years presented (in thousands):

                                                      2001           2000          1999
                                                    -------------------------------------
Net income to holders of Common Shares              $ 18,260       $ 13,391       $ 7,247
Depreciation and amortization of real property
(including unconsolidated affiliates)*                14,998          9,413         3,578

Gain on sale of real estate*                          (4,754)          (124)           --
                                                    --------       --------       -------
FFO                                                 $ 28,504       $ 22,680       $10,825
                                                    ========       ========       =======

*     Net of amounts attributable to minority interests.

The Company believes that FFO is an appropriate measure of operating performance because real estate depreciation and amortization charges are not meaningful in evaluating the operating results of the Company's properties and extraordinary items, the gain on the sale of real estate and deferred income tax benefit, would distort the comparative measurement of performance and may not be relevant to ongoing operations. However, FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to either net income as a measure of the Company's operating performance or to cash flows from operating activities as an indicator of liquidity or cash available to fund all cash flow needs.

                         LIQUIDITY AND CAPITAL RESOURCES

Consolidated Statements of Cash Flows

Unrestricted cash and cash equivalents were $9.2 million, $10.4 million and $3.5 million at December 31, 2001, 2000 and 1999, respectively.

Net cash provided by operating activities, as reported in the consolidated statements of cash flows increased to $31.5 million in 2001 from $21.2 million in 2000 and $11.8 million in 1999. These amounts primarily reflect increased operating income as a result of the Merger in which the Company acquired 62 shopping centers on June 16, 2000.

Net cash provided by investing activities amounted to $4.8 million in 2001, decreased from net cash provided by investing activities of $22.9 million in 2000, and increased from net cash used in investing activities of $1.4 million in 1999. The 2001 amounts reflect $1.9 million of collections on mortgage notes receivable and $17.3 million of proceeds from the sale of three shopping centers in Baltimore, Maryland, Brookhaven, Mississippi, and Frederick, Maryland, partially offset by $13.9 million of capital improvement and $234,000 used for the purchase of a shopping center in Allentown, Pennsylvania. In 2000 investing activities provided $22.9 million which reflects $1.6 million of collections on mortgage notes receivable and $27.5 million for the payoff of the Hilcoast Note and $3.8 million of proceeds from the sale of a free-standing building in Flint, Michigan, partially offset by $6.0 million of capital improvements, net cash used for the merger of CV Reit and Kranzco of $3.5 million and an increase in restricted cash of $.7 million. The 1999 amounts principally consist of $1.6 million of capital improvements and $1.2 million used in connection with the acquisition of three shopping centers, partially offset by $1.6 million of collections on mortgage notes receivable.

Net cash used in financing activities increased to $37.5 million in 2001 from net cash used in financing activities of $37.2 million in 2000, and $10.7 million in 1999. The 2001 amounts consist of cash distributions of $32.0 million to shareholders, cash distributions of $1.7 million to minority interests, $4.1 million of net repayment of borrowings, and $561,000 of deferred finance costs, partially offset by $862,000 of proceeds from the issuance of common shares of beneficial interest as a result of the exercising of options. The 2000 amounts consist of cash distributions of $20.8 million to shareholders, $1.7 million to minority interests, $2.5 million of deferred finance costs and $2.3 million for the purchase of 146,800 shares of Preferred Series D shares of beneficial interest, partially offset by $9.8 million of net proceeds from borrowings. The 1999 amount consist of cash distributions amounting to $9.2 million to shareholders. The 1999 amounts also include a cash distribution of $1.7 million to minority interest, and $772,000 of deferred finance costs, partially offset by $1.6 million of net proceeds from borrowings.

Borrowings

At December 31, 2001, the Company's contractual obligations for borrowings are as follows:

                             Payments Due by Period
                                 (in millions)

            Less than 1 year          1 to 3 years            4 to 5 years           After 5 years
                $  11.0                 $  344.5                $  34.1                $  120.6

Borrowings consist of $419.7 million of fixed rate indebtedness, with a weighted average interest rate of 7.73% at December 31, 2001, and $90.5 million of variable rate indebtedness with a weighted average interest rate of 5.21% at December 31, 2001. The borrowings are collateralized by a substantial portion of the Company's real estate and the Recreation Notes. The Company expects to refinance certain of these borrowings, at or prior to maturity, through new mortgage loans on real estate. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancing can be achieved.

Effective August 1, 2000, the Company entered into an Amended and Restated Loan and Credit Facility Agreement (the "Amended Facility") with GMAC Commercial Mortgage ("GMAC") wherein GMAC increased an existing

$100 million facility to a $155 million facility. The Amended Facility is a non-revolving line of credit with individual loan terms of three years if funds are advanced within the first twelve months, and two years if funds are advanced during the thirteenth through the eighteenth months. Advances under the Amended
Facility: (1) must be secured by assets based on specified aggregate loan to value and debt service coverage ratios, (2) bear interest at an annual rate of one month LIBOR plus a spread ranging from 245 to 295 basis points, based on loan to value ratios, and (3) may be drawn only during the first eighteen months of the credit facility. Additional provisions include a 1/2% commitment fee, a minimum net worth covenant of $175.0 million, cross-default and cross-collateralization requirements with respect to debt and properties within the Amended Facility, and under certain conditions an exit fee. Advances under the Amended Facility may be used to fund acquisitions, expansions, renovations, financing and refinancing of real estate. As of December 31, 2001, the Company had $66.1 million outstanding under the $155.0 million Amended Facility, including $39.6 million that was funded upon closing the Amended Facility on August 1, 2000. These proceeds, along with $1.2 million in cash, were used to pay off a line of credit that was assumed by the Company in the Merger and matured on August 1, 2000. Interest rate caps in the notional amount of $87.3 million were purchased upon closing of the Amended Facility. Pursuant to the Amended Facility, the Company is required to make monthly escrow payments to fund tenant improvements and repair reserves.

In 1996, Kranzco entered into a seven year, fixed rate real estate mortgage loan in the principal amount of $181.7 million (the " Mortgage Loan"), at a weighted average interest rate of 7.96% per annum, which is inclusive of trustee and servicing fees. The Mortgage Loan is secured by twenty-seven shopping center properties (the "Mortgaged Properties"). The entire outstanding principal balance of the Mortgage Loan is due in June 2003. As a condition of the Mortgage Loan, Kranzco was required to establish a sinking fund account and a capital and tenant improvement (TI) reserve account. All funds in the capital and TI reserve account may be used to fund capital improvements, repairs, alterations, tenant improvements and leasing commissions at the Mortgaged Properties.

In 1998, Kranzco obtained a $65.9 million fixed rate mortgage loan from Salomon Brothers Realty Corp. This loan is secured by a first mortgage on nine properties acquired by Kranzco in September 1998. The mortgage loan bears a fixed interest rate of 7% per annum and requires monthly payments of interest and principal based on a 30-year amortization. The loan matures on October 1, 2008. The outstanding balance on the mortgage loan was approximately $63.8 million as of December 31, 2001. Pursuant to the mortgage loan, the Company is required to make monthly escrow payments to fund tenant improvements and repair reserves.

In addition, the Company has thirty mortgage loans outstanding as of December 31, 2001 secured by twenty-nine shopping centers which were primarily assumed in connection with various acquisitions of certain shopping centers. These mortgage loans have maturity dates ranging from 2002 through 2028. Twenty-one of the thirty mortgage loans have fixed interest rates ranging from 6.08% to 10.28%. The outstanding principal balance on these mortgage loans at December 31, 2001 was approximately $152.3 million. The remaining nine mortgage loans, in the aggregate amount of $24.5 million at December 31, 2001, have variable rates ranging from 3.99% to 7.75%.

The Company also has $21.8 million of borrowings consisting of collateralized mortgage obligations, net of unamortized discount, with a fixed effective interest rate of 8.84% which are collateralized by the Recreation Notes and require self-amortizing principal and interest payments through March 2007.

The Company has a line of credit with Wilmington Trust of Pennsylvania in the amount of $3.5 million secured by two shopping centers with an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 1.8%. The line of credit matures on June 30, 2002. At December 31, 2001 there was no outstanding balance on this line of credit.

On July 12, 2001, the Company established a secured line of credit in the amount of $3.2 million with First Union National Bank. This line is secured by a shopping center and has an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 1.8%. The line of credit matures on August 1, 2003. No amounts were outstanding at December 31, 2001 on this line of credit.

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

Acquisitions

On December 27, 2001 the Company competed the acquisition of a 134,000 square foot shopping center in Allentown, Pennsylvania for a purchase price of $19.1 million, including transaction costs of $234,000. The acquisition was financed by the assumption of mortgage debt in the amount of $14.0 million and the issuance of 348,544 Operating Partnership Units at a market price of $14.00 per unit. The shopping center is anchored by a 58,000 square foot supermarket and a 10,000 square foot drug store.

Dispositions

The Company sold one of its properties on April 13, 2001. The property was a 176,000 square foot shopping center located in Baltimore, Maryland. The center contained a vacant 94,000 square foot department store building that formerly housed a Caldor discount store. Kramont received gross proceeds of approximately $12.4 million as a result of the sale of the property and $2.9 million of lease terminations and buyout fees. The proceeds of the sale and related transactions were used to pay down debt obligations of approximately $5.7 million and for general corporate purposes.

The Company sold one of its properties on August 30, 2001. The property was a 48,000 square foot shopping center located in Brookhaven, Mississippi. Kramont received gross proceeds of approximately $1.1 million as a result of the sale of the property. The property was unencumbered and the proceeds of the sale were used for general corporate purposes.

The Company sold one of its properties on October 12, 2001. The property was a 109,000 square foot shopping center located in Frederick, Maryland. Kramont received gross proceeds of approximately $7.6 million as a result of the sale of the property. The proceeds of the sale were used to pay down debt obligations of approximately $3.4 million and for general corporate purposes.

Material Bankruptcies

Kmart has commenced bankruptcy proceedings. Our financial position may be adversely affected if Kmart or a bankruptcy trustee or any other successor to its assets in bankruptcy terminates or renegotiates their terms of Kmart leases or closes Kmart stores at the Company's shopping centers. To date, Kmart has not rejected any of the Company's leases.

                        TRANSACTIONS WITH RELATED PARTIES

Included in Mortgage Notes Receivable is a note due from Mr. Irwin Levy, in the amount of $9.5 million at December 31, 2001. This note bears interest at 13.25% and $1.3 million in interest income was recognized during 2001.

Since 1990, companies owned by Mr. Levy and /or members of his family have leased, managed and operated the recreation facilities at the Century Villages in West Palm Beach, Deerfield Beach and Boca Raton, which are collateral for certain notes we hold with an outstanding balance of $35.3 million (including the $9.5 million discussed above) at December 31, 2001.

Mr. Louis P. Meshon, Sr. and Patricia Meshon, own 99% of the voting stock (a 5% equity interest) in Drexel Realty, Inc. ("Drexel"), the management company in which Montgomery CV Realty L.P. owns a 95% equity interest. Drexel manages four properties in which Mr. Meshon has ownership interests. These properties paid Drexel $292,000 for management and leasing services during 2001.

Related party transactions are more fully described in Note 7 to the financial statements.

                          CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. Preparing our financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following paragraphs include a discussion of critical accounting policies. You should also review Note 1 to the financial statements for further discussion of significant accounting policies.

We recognize revenue from rentals on a straight-line basis over the terms of the leases. Percentage rent is recognized in the period it becomes accruable. The majority of our leases provide for reimbursement from tenants of their share of common area maintenance costs, insurance and real estate taxes, which are recorded on the accrual basis.

We evaluate our long-lived assets, including, Real Estate, for impairment annually based on the undiscounted future cash flows of the related specific asset. If a long-lived asset is identified as impaired, the value of the asset would be reduced to its fair value.

                    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires that an entity recognize all derivative contracts as either assets or liabilities in statement of financial position and to measure them at fair value. The statement is effective for all fiscal quarters of fiscal years beginning with 2001. This pronouncement did not have a material impact in the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The new guidance resolves significant implementation issues related to SFAS No. 121, Accounting for the Impairment of Long -Lived Assets and for Long-Lived Assets to be disposed of SFAS 144 supercedes SFAS 121, but it retains its fundamental provisions. It also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary. SFAS 144 retains the requirement of SFAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset within the scope of SFAS 144 is not recoverable from its undiscounted cash flow and exceeds its fair value.

SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS 144 generally are to be applied prospectively. The Company believes that the adoption of SFAS 144 will not have a material impact on the Company's financial position or results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's primary exposure to market risk is to changes in interest rates. The Company has both fixed and variable rate debt. The Company has $510.2 million of debt outstanding as of December 31, 2001 of which $419.7 million, or 82.3%, has been borrowed at fixed rates ranging from 6.08% to 10.28% with maturities through 2028. As these debt instruments mature, the Company typically refinances such debt at their existing market interest rates which may be more or less than interest rates on the maturing debt. Changes in interest rates have different impacts on the fixed and variable rate portions of the Company's debt portfolio. A change in interest rates impacts the net market value of the Company's fixed rate debt, but has no impact on interest incurred or cash flows on the Company's fixed rate debt. Interest rate changes on variable debt impacts the interest incurred and cash flows but does not impact the net market value of the debt instrument. Based on the variable rate debt of the Company as of December 31, 2001, a 100 basis point increase in interest rates would result in an additional $905,000 in interest incurred per year and a 100 basis point decline would lower interest incurred by $905,000 per year. To ameliorate the risk of interest rate increases, the Company has entered into interest rate swap and cap agreements in the notional amounts of $32.5 million and $87.3 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                  PAGE
                                                                                                  ----
Report of Independent Certified Public Accountants                                                22

Consolidated Financial Statements:

    Balance Sheets - December 31, 2001 and 2000                                                   23
    Statements of Income - Years Ended December 31, 2001, 2000, and 1999                          24
    Statements of Other Comprehensive Income - Years Ended December 31, 2001, 2000, and 1999      24
    Statements of Beneficiaries' Equity - Years Ended December 31, 2001, 2000 and 1999            25
    Statements of Cash Flows - Years Ended December 31, 2001, 2000 and 1999                       26
    Notes to Consolidated Financial Statements                                                    27-37

Consolidated Financial Statements Schedules:

    Schedule III - Real Estate and Accumulated Depreciation                                       38-39
    Schedule IV - Mortgage Loans on Real Estate                                                   40

Schedules, other than those listed above, are omitted because they are not required, or because the information required is included in the consolidated financial statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Kramont Realty Trust
Plymouth Meeting, PA

We have audited the accompanying consolidated balance sheets of Kramont
Realty Trust and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income statements of other comprehensive income, beneficiaries' equity and cash flows for each of the three years in the period ended December 31, 2001. We have also audited the schedules listed in the accompanying index. These financial statements and the schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kramont Realty Trust and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

As explained in Note 1 to the consolidated financial statements, effective January 1, 2001, Kramont Realty Trust adopted the provisions of Statement of Financial Accounting Standards No. 133.


BDO SEIDMAN, LLP
New York, New York
February 28, 2002

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)

                                                                                             December 31,
                                                                                         2001            2000
                                                                                       -------------------------
ASSETS

Real estate - income producing, net of accumulated depreciation                        $ 690,898       $ 685,281
Mortgage notes receivable                                                                 35,340          37,240
Investments in unconsolidated affiliates                                                   3,065           3,137
Cash and cash equivalents (includes $1,718 and $1,574 restricted)                         10,904          11,941
Other assets                                                                              28,953          26,378
                                                                                       ---------       ---------
    Total assets                                                                       $ 769,160       $ 763,977
                                                                                       =========       =========

LIABILITIES AND BENEFICIARIES' EQUITY

LIABILITIES:
  Mortgages and notes payable                                                          $ 510,212       $ 500,294
  Accounts payable and other liabilities                                                  11,094          14,137
  Distributions payable                                                                    8,394           8,355
                                                                                       ---------       ---------
    Total liabilities                                                                    529,700         522,786
                                                                                       ---------       ---------
Minority interests in Operating Partnerships                                              20,437          15,989
                                                                                       ---------       ---------

BENEFICIARIES' EQUITY:
Convertible preferred shares of beneficial interest, Series A-1, $0.01 par value; authorized 11,155 shares; issued and outstanding 11,155 shares as of
December 31, 2001 and December 31, 2000, respectively                                          1               1
Convertible preferred shares of beneficial interest, Series B-1, $0.01 par value; authorized 1,235,000 shares; issued and outstanding 1,183,240 shares as of
December 31, 2001 and December 31, 2000, respectively                                         11              11
Redeemable preferred shares of beneficial interest, Series D, $0.01 par value;
authorized 2,070,000 shares; issued 1,800,000 shares as of December 31, 2001
and December 31, 2000, respectively                                                           18              18
Common shares of beneficial interest, $0.01 par value; authorized
96,683,845 shares; outstanding, 18,872,295 and 18,752,912 as of
December 31, 2001 and December 31, 2000, respectively                                        189             188
Additional paid-in capital                                                               177,553         176,227
Retained earnings                                                                         45,574          51,785
Accumulated other comprehensive (loss)                                                    (1,214)             --
Treasury stock, Redeemable preferred shares of beneficial interest Series D,
146,800 shares as of December 31, 2001 and December 2000, respectively, at cost           (2,349)         (2,349)
                                                                                       ---------       ---------
                                                                                         219,783         225,881
Unearned compensation on restricted shares of beneficial interest                           (760)           (679)
                                                                                       ---------       ---------
    Total beneficiaries' equity                                                        $ 219,023       $ 225,202
                                                                                       ---------       ---------
    Total liabilities and beneficiaries' equity                                        $ 769,160       $ 763,977
                                                                                       =========       =========

          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             (dollars in thousands, except share and per share data)

                                                                    Year Ended December 31,
                                                         -------------------------------------------------
                                                             2001               2000              1999
                                                         ------------       ------------       -----------
Revenues:
  Rent                                                   $    103,688       $     68,159       $    25,555
  Interest, principally from mortgage notes                     5,196              8,076             8,008
  Other                                                         3,844              1,405                --
                                                         ------------       ------------       -----------
                                                              112,728             77,640            33,563
                                                         ------------       ------------       -----------

Expenses:
  Interest                                                     38,588             29,545            11,743
  Operating                                                    29,426             17,918             7,621
  Depreciation and amortization                                15,915             10,113             4,078
  General and administrative                                    7,555              4,802             1,768
                                                         ------------       ------------       -----------
                                                               91,484             62,378            25,210
                                                         ------------       ------------       -----------
                                                               21,244             15,262             8,353
Equity in income of unconsolidated affiliates                     737                485               238
Prepayment penalty and gains on sale of real estate             5,091              3,144                --
Non-recurring items                                                --                 --                --
Minority interests in income of
  Operating Partnerships                                       (1,285)            (1,255)           (1,344)
                                                         ------------       ------------       -----------
Net Income                                                     25,787             17,636             7,247

Preferred share distributions                                  (7,527)            (4,245)               --
                                                         ------------       ------------       -----------

Net income to common shareholders                        $     18,260       $     13,391       $     7,247
                                                         ============       ============       ===========

Per common share:
  Net income, basic and diluted                          $        .97       $        .97       $       .91
                                                         ============       ============       ===========

  Dividends declared                                     $       1.30       $       1.27       $      1.16
                                                         ============       ============       ===========

  Average common shares outstanding:

    Basic                                                  18,803,535         13,857,409         7,966,621
                                                         ============       ============       ===========
    Diluted                                                18,815,657         13,858,427         7,966,621
                                                         ============       ============       ===========

              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
                             (dollars in thousands)

                                                                          Twelve Months Ended
                                                                              December 31,
                                                                  ----------------------------------
                                                                    2001          2000         1999
                                                                  --------       -------      ------
Net income                                                        $ 25,787       $17,636      $7,247
Change in fair value of cash flow hedges                            (1,811)           --          --
Reclassification adjustment for hedge losses included in net
  income                                                               324            --          --
                                                                  --------       -------      ------
Comprehensive income                                              $ 24,300       $17,636      $7,247
                                                                  ========       =======      ======

          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF BENEFICIARIES' EQUITY
                                 (in thousands)


                                                                                       Preferred
                                                    Common               Preferred     Shares of
                                                   Shares of             Shares of     Beneficial    Additional
                                                   Beneficial    Par     Beneficial     Interest       Paid in
                                                    Interest    Value     Interest     Par Value       Capital
BALANCE, JANUARY 1, 1999                              7,967      $ 80         --           --          $ 18,490

  Net Income                                             --        --         --           --                --

  Distributions on Common Shares                         --        --         --           --                --

                                                     ----------------------------------------------------------
BALANCE, DECEMBER 31, 1999                            7,967        80         --           --            18,490
                                                     ----------------------------------------------------------

  Net Income                                             --        --         --           --                --

  Acquisition of Kranzco                             10,566       106      2,994           30           155,638
  Issuance of Common Shares - employee                   75         1         --           --               761

  OP Units exchanged for common shares                  145         1         --           --             1,338
  Repurchase of preferred D Shares                       --        --         --           --                --

  Accretion of unearned compensation                     --        --         --           --                --

  Distributions on Common Shares                         --        --         --           --                --
  Distributions on Preferred Shares                      --        --         --           --                --

                                                     ----------------------------------------------------------
BALANCE, DECEMBER 31, 2000                           18,753       188      2,994           30           176,227
                                                     ----------------------------------------------------------

  Net Income                                             --        --         --           --                --

  Issuance of Common Shares - employee                   36         1         --           --                --
  Issuance of Common Shares - options exercised          83        --         --           --             1,326

  Accretion of unearned compensation                     --        --         --           --                --
  Restricted stock award                                 --        --         --           --                --

  Cumulative effect of adoption of SFAS 133              --        --         --           --                --
  Net loss in fair value of cash flow hedges             --        --         --           --                --

  Distributions on Common Shares                         --        --         --           --                --
  Distributions on Preferred Shares                      --        --         --           --                --

                                                     ----------------------------------------------------------
BALANCE, DECEMBER 31, 2001                           18,872      $189      2,994          $30          $177,553
                                                     ==========================================================

                                                                                            Unearned
                                                                                          Compensation
                                                                                          on Restricted
                                                                   Other                     Shares of
                                                   Retained    Comprehensive   Treasury     Beneficial
                                                   Earnings        Income        Stock       Interest
BALANCE, JANUARY 1, 1999                           $ 60,986        $   --       $    --       $  --

  Net Income                                          7,247            --            --          --

  Distributions on Common Shares                     (9,241)           --            --          --

                                                   ----------------------------------------------------
BALANCE, DECEMBER 31, 1999                           58,992            --            --          --
                                                   ----------------------------------------------------

  Net Income                                         17,636            --            --          --

  Acquisition of Kranzco                                 --            --            --          --
  Issuance of Common Shares - employee                   --            --            --        (762)

  OP Units exchanged for common shares                   --            --            --          --
  Repurchase of preferred D Shares                       --            --        (2,349)

  Accretion of unearned compensation                     --            --            --          82

  Distributions on Common Shares                    (20,598)           --            --          --
  Distributions on Preferred Shares                  (4,245)           --            --          --

                                                   ----------------------------------------------------
BALANCE, DECEMBER 31, 2000                           51,785            --        (2,349)       (680)
                                                   ----------------------------------------------------

  Net Income                                         25,787            --            --          --

  Issuance of Common Shares - employee                   --            --            --          --
  Issuance of Common Shares - options exercised          --            --            --          --

  Accretion of unearned compensation                     --            --            --         385
  Restricted stock award                                 --            --            --        (465)

  Cumulative effect of adoption of SFAS 133              --           273            --          --
  Net loss in fair value of cash flow hedges             --        (1,487)           --          --

  Distributions on Common Shares                    (24,471)           --            --          --
  Distributions on Preferred Shares                  (7,527)           --            --          --

                                                   ----------------------------------------------------
BALANCE, DECEMBER 31, 2001                         $ 45,574       $(1,214)      $(2,349)      $(760)
                                                   ====================================================

          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                   Year Ended December 31,
                                                                                             2001            2000           1999
                                                                                           --------       ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                               $ 25,787       $  17,636       $  7,247
  Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization                                                            16,861          11,543          4,078
    Amortization of unearned compensation on restricted shares of beneficial interest           385              82             --
    Equity in depreciation and amortization of unconsolidated affiliates                        210             179            176
    Minority interests in income of Operating Partnership                                     1,285           1,255          1,344
    Gain on sale of assets                                                                   (5,091)         (3,144)            --
    Changes in assets and liabilities, net of effects from acquisitions:
    Increase in receivables, accrued income, prepaid expenses and other assets               (3,251)         (4,461)        (1,632)
    Increase (decrease) in accounts payable and other liabilities                            (4,659)         (1,907)           565
                                                                                           --------       ---------       --------
Net cash provided by operating activities                                                    31,527          21,183         11,778
                                                                                           --------       ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections on mortgage notes receivable                                                    1,900           1,645          1,603
  Proceeds from payoff of mortgage note receivable                                               --          27,495             --
  Acquisitions, net of cash acquired                                                           (234)         (3,514)        (1,173)
  Capital improvements                                                                      (13,936)         (5,974)        (1,635)
  Proceeds from sale of real estate, net                                                     17,322           3,769             --
  Change in restricted cash                                                                    (144)           (684)            --
  Other                                                                                        (154)            124           (243)
                                                                                           --------       ---------       --------
Net cash provided by (used in) investing activities                                           4,754          22,861         (1,448)
                                                                                           --------       ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                                   12,440          72,879         24,858
  Repayments of borrowings                                                                  (16,526)        (82,683)       (23,298)
  Cash distributions paid on common shares                                                  (24,444)        (16,813)        (9,204)
  Cash distributions paid on preferred shares                                                (7,522)         (3,985)            --
  Stock issuance upon exercise of options                                                       862              --             --
  Distributions to minority interests                                                        (1,711)         (1,705)        (1,718)
  Purchase of preferred shares                                                                   --          (2,349)            --
  Deferred financing costs                                                                     (561)         (2,516)          (772)
  Redemption of Operating Partnership units                                                      --              --           (546)
                                                                                           --------       ---------       --------
Net cash used in financing activities                                                       (37,462)        (37,172)       (10,680)
                                                                                           --------       ---------       --------

Net (decrease) increase in unrestricted cash and cash equivalents                            (1,181)          6,872           (350)
Unrestricted cash and cash equivalents at the beginning of the period                        10,367           3,495          3,845
                                                                                           --------       ---------       --------
Unrestricted cash and cash equivalents at the end of the period                            $  9,186       $  10,367       $  3,495
                                                                                           ========       =========       ========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                                   $ 38,027       $  27,786       $ 11,038
                                                                                           ========       =========       ========
Acquisitions:
  Fair value of assets acquired                                                            $(19,119)      $(536,061)      $(34,264)
  Liabilities assumed or incurred                                                            14,005         375,841         33,091
  Operating Partnership units issued                                                          4,880              --             --
  Preferred shares of beneficial interest issued                                                 --          51,040             --
  Common shares of beneficial interest issued                                                    --         105,666             --
                                                                                           --------       ---------       --------
  Cash (paid) for acquisitions, net of cash acquired                                       $   (234)      $  (3,514)      $ (1,173)
                                                                                           ========       =========       ========
Supplemental disclosure of non-cash transactions
  Restricted shares awarded                                                                $    465       $      --       $     --
                                                                                           ========       =========       ========
  Stock issued in exchange for promissory note                                             $     --       $     762       $     --
                                                                                           ========       =========       ========
Adjustment to additional paid in capital as a result of acquisition                        $     --       $    (932)      $     --
                                                                                           ========       =========       ========
  Adjustment to minority interests as a result of acquisition                              $     --       $     932       $     --
                                                                                           ========       =========       ========

           See accompanying notes to consolidated financial statements

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

Kramont is a self-administered, self-managed equity REIT which is engaged in the ownership, acquisition, redevelopment, management and leasing of community and neighborhood shopping centers. Kramont does not directly own any assets other than its interest in Kramont OP and conducts its business through Kramont OP and its affiliated entities, including Montgomery OP. The OP's, directly or indirectly, own all of the Company's assets, including its interest in shopping centers. Accordingly, the Company conducts its operations through an UPREIT structure. As of December 31, 2001, the Company owned 91.94% of Kramont OP and is its sole general partner. As of December 31, 2001, Kramont indirectly owned 99.87% of the partnership interest of Montgomery OP and owned 100% of its sole general partner.

As described in Note 2, the Company acquired its assets through the merger of the businesses of Kranzco and CV Reit into Kramont effective as of June 16, 2000 (the "Merger").

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company. The Company owns an approximately 95% economic interest in Drexel Realty, Inc. ("Drexel"), a real estate management and leasing company, and owns 45%-50% interests in certain real estate partnerships, which are accounted for on the equity method. Significant inter-company accounts and transactions have been eliminated in consolidation.

INTEREST RATE RISK MANAGEMENT

Effective January 1, 2001, Kramont adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted. FAS 133 requires that all derivative instruments, such as interest rate swap and cap contracts, be recognized in the financial statements and measured at their fair market value. Changes in the fair market value of derivative instruments are recognized each period in current operations or stockholders equity (as a component of accumulated other comprehensive loss). For a derivative designated as part of a hedge transaction, where it is recorded is dependent on whether it is a fair value hedge or a cash flow hedge. For a derivative designated as a fair value hedge, the gain or loss of the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk are recognized in results of operations. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into results of operations when the hedged exposure affects results of operations. The ineffective portion of the gain or loss of a cash flow hedge is recognized currently in results of operations. For a derivative not designated as a hedging instrument, the gain or loss is recognized currently in results of operations. The adoption of SFAS 133 did not have a material impact on the results of operations but resulted in the cumulative effect of an accounting change of $273,000 being recognized as income in other comprehensive income.

In the normal course of business, Kramont is exposed to changes in interest rates. The objective in managing its exposure to interest rates is to decrease the volatility that changes in interest rates might have on operations and cash flows. To achieve this objective, Kramont uses interest rate swaps and caps to hedge a portion of total long-term debt that is subject to variable interest rates and designates these instruments as cash flow hedges. Under these swaps, Kramont agrees to pay fixed rates of interest (see Note 5e). These contracts are considered to be a hedge against changes in the amount of future cash flows associated with the interest payments on variable-rate debt obligations. These interest rate swap and cap agreements are entered into with a major financial institution.

Accordingly, the interest rate swaps and caps are reflected at fair value in the Consolidated Balance Sheet and the related gains or losses on these contracts are recorded as a component of accumulated other comprehensive loss. Kramont does not enter into such contracts for speculative purposes and currently these are the only derivative instruments held by Kramont as of December 31, 2001. The fair value of interest rate swap contracts are determined based on the fair market value as determined by the counterparty.

As of January 1, 2001, Kramont had interest rate swap contracts to pay fixed rates of interest (ranging from 6.088% to 6.78%) and receive variable rates of interest based on LIBOR on an aggregate of $32.5 million notional amount of indebtedness with maturity dates ranging from March 2004 through May 2004. These hedges are highly effective and there is no ineffective portion. The aggregate fair market value of all interest rate swap and cap contracts was $273,000 on January 1, 2001. The aggregate fair market value of these interest rate swap and cap contracts was ($1,214,000) on December 31, 2001 and is included in accounts payable and other liabilities on the Consolidated Balance Sheet. $1,098,000 is expected to be reclassified to the statement of income during 2002.

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

REVENUE RECOGNITION

Rental revenue is recognized on a straight-line basis over the terms of the leases. Percentage rent is recognized in the period it becomes accruable. The majority of leases provide for reimbursement to the Company of the tenants' share of common area maintenance costs, insurance and real estate taxes, which are recorded on the accrual basis.

MORTGAGE NOTES RECEIVABLE, OTHER REAL ESTATE

Mortgage notes receivable are carried at estimated net realizable value. Accrual of interest is discontinued when management believes, after considering economic and business conditions and collection efforts, that timely collection is doubtful.

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

DIVIDENDS AND INCOME TAXES

The Company expects to continue to qualify as a REIT under the provisions of
Section 856-860 of the Internal Revenue Code. As a REIT, in 2001 the Company was required to distribute at least 90% of its ordinary taxable income to shareholders and was permitted to deduct such distributions from taxable income. A REIT is not required to distribute capital gain income but to the extent it does not, it must pay the applicable capital gain income tax unless it has ordinary losses to offset such capital gain income.

As a result of the conversion to the OP structure, the Company does not expect to be subject to federal income taxes in the future as it intends to distribute ordinary and capital gain income.

As of December 31, 2001, the Company has aggregate net operating loss carryforwards for tax purposes of approximately $13.5 million, expiring $7.1 million in 2007 and $6.4 million in 2006.

NET INCOME PER COMMON SHARE

Basic income per share is computed using net income applicable to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effect of outstanding options computed using the treasury stock method. The convertible preferred shares were not dilutive and were therefore not included in the computation of dilutive earnings per share.

STATEMENTS OF CASH FLOWS

For financial statement purposes, the Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

NEW PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The new guidance resolves significant implementation issues related to SFAS No. 121, Accounting for the Impairment of Long -Lived Assets and for Long-Lived Assets to be disposed of SFAS 144 supercedes SFAS 121, but it retains its fundamental provisions. It also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary. SFAS 144 retains the requirement of SFAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset within the scope of SFAS 144 is not recoverable from its undiscounted cash flow and exceeds its fair value.

SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS 144 generally are to be applied prospectively. The Company believes that the adoption of SFAS 144 will not have a material impact on the Company's financial position or results of operations.

(2) ACQUISITIONS

CV Reit and Kranzco entered into an Agreement and Plan of Reorganization and Merger dated as of December 10, 1999, which was adopted and approved by the shareholders of both companies on June 6, 2000. Terms of the Merger called for holders of common shares of both companies to each receive one Common Share for each outstanding common share of CV Reit and Kranzco on a tax-free basis and for holders of Kranzco preferred shares to receive in exchange for such Kranzco preferred shares, Kramont preferred shares with the same rights. The Merger was accounted for as a purchase by CV Reit of Kranzco for accounting purposes because, among other things, for a period of at least two years after the Merger a majority of the Board of Trustees of Kramont will consist of former members of the CV Reit Board of Directors, and CV Reit's former Chief Executive Officer became the Chief Executive Officer of Kramont. Accordingly, the purchase price of $172.0 million, including $15.0 million of acquisition costs, was allocated to Kranzco's assets acquired and liabilities assumed based on their estimated fair values. The operating results of the net assets acquired are included in the consolidated financial statements from the effective date of the merger which was June 16, 2000. The historical amounts included in the accompanying consolidated financial statements prior to June 16, 2000 represent those of CV Reit.

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

                                                    December 31, 2000   December 31, 1999
                                                    -----------------   -----------------
Revenues                                                  $114,204            $111,665
Net income before preferred distribution                  $ 24,805            $ 26,024
Net income to common shareholders                         $ 16,946            $ 18,121
Net income per common share, basic and diluted            $    .90            $    .97

On December 27, 2001 the Company competed the acquisition of a 134,000 square foot shopping center in Allentown, Pennsylvania for a purchase price of $19.1 million, including transaction costs of $234,000. The acquisition was financed by the assumption of mortgage debt in the amount of $14.0 million and the issuance of 348,544 Operating Partnership Units at a market price of $14.00 per unit. The shopping center is anchored by a 58,000 square foot supermarket and a 10,000 square foot drug store.

(3) REAL ESTATE

(a) Real Estate is located in 16 states and consists of (in thousands):

                                     December 31, 2001     December 31, 2000
                                     -----------------     -----------------
Land                                     $ 121,810             $ 120,386
Shopping centers                           596,423               577,059
Office buildings                             5,014                 5,002
                                         ---------             ---------

Total                                      723,247               702,447
Less accumulated depreciation              (32,349)              (17,166)
                                         ---------             ---------

Net Real Estate                          $ 690,898             $ 685,281
                                         =========             =========

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

During 2001 and 2000, the Company recognized income from reimbursements of common area maintenance, insurance, real estate taxes and percentage rent of $22.8 million and $15.4 million, respectively. As of December 31, 2001 future minimum rental income under non-cancelable operating leases, excluding rentals from the exercise of renewal options, is as follows (in thousands):

            Year ending December 31, (in thousands)

      2002                   $ 76,761
      2003                     69,150
      2004                     60,799
      2005                     52,077
      2006                     45,414
      Thereafter              179,342
                             --------
      Total                  $483,543
                             ========

(c) Real Estate with a net book value of $676.4 million, at December 31, 2001, is pledged as collateral for borrowings (Note 5).

(d) On April 13, 2001, the Company sold its 176,000 square foot shopping center in Baltimore, Maryland for net cash proceeds of $9.0 million and recognized a gain of $1.6 million.

(e) On August 30, 2001, the Company sold its 48,000 square foot shopping center in Brookhaven, Mississippi for net cash proceeds of $1.0 million and recognized a loss of $119,000.

(f) On October 12, 2001, the Company sold its 109,000 square foot shopping center in Frederick, Maryland for net cash proceeds of $7.0 million and recognized gain of $3.6 million.

(4) MORTGAGE NOTES RECEIVABLE

At December 31, 2001, the Company's mortgage notes receivable consisted of $35.3 million collateralized by first mortgages on the recreation facilities at three Century Village adult condominium communities in southeast Florida (collectively, the "Recreation Notes"). The Recreation Notes provide for self-amortizing equal monthly principal and interest payments due through 2012 per annum, bear interest ranging from 8.84% to 13.5% and contain certain prepayment prohibitions. The Recreation Notes are pledged as collateral for certain borrowings (see Note 5).

The mortgage notes receivable at December 31, 2001 mature as follows (in thousands):

            One year or less                             $ 2,000
            After one year through five years             14,505
            After five years                              18,835
                                                         -------
            Totals                                       $35,340
                                                         =======

(5) BORROWINGS

Borrowings consist of (in thousands):

                                                                                         December 31,        December 31,
                                                                                             2001                 2000
                                                                                         ------------        ------------
Mortgage notes payable through June 2003, interest only fixed payments at an average rate of 7.96% per annum, collateralized by mortgages on twenty-seven
shopping centers. (see Note 3).                                                             $181,700            $181,700

Mortgage notes payable through August 2028, interest ranging from 6.08% to
10.28% per annum, collateralized by mortgages on real estate
(see Note 3).                                                                                176,758             141,281

Mortgage notes payable through August 2003 under a $155 million credit facility, interest at one month LIBOR (1.87% at December 31, 2001) plus a minimum of 2.45%
to a maximum of 2.95%, collateralized by mortgages on real  estate (see Notes 3
and 5a).                                                                                      66,103              86,611

Mortgage notes payable through October 2008 under a mortgage loan, interest fixed at 7.00% per annum, collateralized by mortgages on nine shopping centers
(see Note 3).                                                                                 63,846              64,551

Collateralized Mortgage Obligations, net of unamortized discount of $245,000 and
$336,000 based on a fixed effective interest rate of 8.84% per annum, collateralized by certain of the Recreation Notes (see Note 4), with quarterly
self-amortizing principal and interest payment required through March 2007.                   21,805              24,946

Other                                                                                             --               1,205
                                                                                            --------            --------

Totals                                                                                      $510,212            $500,294
                                                                                            ========            ========

(a) Effective August 1, 2000, the Company entered into an Amended and Restated Loan and Credit Facility Agreement (the "Amended Facility") with GMAC Commercial Mortgage ("GMAC") wherein GMAC increased an existing $100 million facility to a $155 million facility. The Amended Facility is a non-revolving line of credit with individual loan terms of three years if funds are advanced within the first twelve months, and two years if funds are advanced during the thirteenth to the eighteenth months. Advances under the Amended Facility: (1) must be secured by assets based on specified aggregate loan to value and debt service coverage ratios, (2) bear interest at an annual rate of one month LIBOR plus a spread ranging from 245 to 295 basis points, based on loan to value ratios, and (3) may be drawn only during the first eighteen months of the credit facility. Additional provisions include a 1/2% commitment fee, a minimum net worth covenant of $175.0 million, cross-default and cross-collateralization requirements, and under certain conditions an exit fee. Advances under the Amended Facility may be used to fund acquisitions, expansions, renovations, financing and refinancing of real estate. As of December 31, 2001, the Company had $66.1 million outstanding under the $155 million Amended Facility, including $39.6 million that was funded upon closing the Amended Facility on August 1, 2000. These proceeds, along with $1.2 million in cash, were used to pay off a line of credit that was assumed in the merger with Kranzco and matured on August 1, 2000.

(b) Certain loans require the Company to establish a sinking fund account and a capital and tenant improvement (TI) reserve account. Funds in the capital and TI reserve accounts may be used to fund capital improvements, repairs, alterations, tenant improvements and leasing commissions at the mortgaged properties.

(c) The Montgomery OP has agreed that it will not prepay or refinance certain of the mortgage notes prior to July 31, 2002, without the consent of certain of the limited partners of the Montgomery OP.

(d) Maturities of borrowings are as follows (in thousands):

                  2002            $ 11,047
                  2003             288,380
                  2004              56,081
                  2005              12,863
                  2006              21,227
                  Thereafter       120,614
                                  --------
                  Total           $510,212
                                  ========

(e) In March and May 1999, the Company entered into three interest rate swap contracts with an aggregate notional amount of $32.5 million, which expire in 2004. The interest rate swaps have an effective interest rate of 6.63% on $32.5 million of the Company's debt. In August 2000, interest rate caps in the notional amount of $87.3 million were purchased upon closing of the Amended Facility. The interest rate is capped at 300 basis points, 350 basis points, and 400 basis points over the 30 day LIBOR rate of 6.62% for years one, two, and three, respectively.

(6) CONTINGENCIES

The Company is subject to various claims and complaints relative to its business activities. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.

(7) RELATED PARTY TRANSACTIONS

Norman M. Kranzdorf ("Mr. Kranzdorf")

In connection with the Merger, the Company assumed the obligations of Kranzco under a lease by Mr. Kranzdorf to Kranzco of a three-story building containing approximately 20,000 square feet located at 128 Fayette Street, Conshohocken, Pennsylvania, which served as Kranzco's headquarters prior to the Merger. From January 2001 through March 2001, the Company paid $18,000 in rent under the lease. The Company also paid $3,313 during this period for real estate taxes, utilities, repairs and other costs and expenses in connection with the use and occupancy of the building. The building was sold by Mr. Kranzdorf on March 15, 2001 and the lease was cancelled at that time.

Hilcoast/H. Irwin Levy ("Mr. Levy")

In 1981, CV Reit sold the recreation facilities at the Century Village in Boca Raton to Mr. Levy for $18 million, subject to a lease to a corporation currently owned by Mr. Levy. (The annual net rental to Mr. Levy on that lease is $2.2 million.) At closing, Mr. Levy issued a 30-year non-recourse promissory note to CV Reit in the principal amount of $12.5 million which bears interest at 13.25% per annum. At December 31, 2001, the outstanding balance on this note was $9.5 million. During 2001, the Company recognized $1.3 million in interest income on this note.

Since 1990, companies owned by Mr. Levy and/or certain members of his family have leased, managed and operated the recreation facilities at the Century Villages in West Palm Beach, Deerfield Beach and Boca Raton, which are collateral for certain notes held by the Company with an outstanding balance of $35.3 million (including the $9.5 million discussed above) at December 31, 2001. During 2001, the Company leased approximately 2,500 square feet of office space to those companies on a month-to-month basis for $2,100 per month, plus an allocation of utility expenses.

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

Effective July 31, 1992, CV Reit and Hilcoast entered into a consulting and advisory agreement under which Hilcoast provided certain investment advisory, consulting and administrative services to CV Reit, excluding matters related to Hilcoast's loans from CV Reit. The agreement provided for the payment of $10,000 per month to Hilcoast, plus reimbursement for reasonable out-of-pocket expenses. The agreement was amended upon closing of the Merger. The amended agreement provided for the payment of $5,000 per month to Hilcoast, plus reimbursement for reasonable out-of-pocket expenses. The amended agreement was terminated on December 31, 2000. During 2000 and 1999, the Company paid $90,000 and $120,000, respectively, plus expense reimbursement.

Louis P. Meshon, Sr. ("Mr. Meshon")

On June 16, 2000, the Company sold to Mr. Meshon, Sr. 75,000 restricted Common Shares at the then current market price per Common Share of $10.16 for a total of $762,000 evidenced by a full recourse promissory note that matures on June 15, 2005. The note and the collateral therefore consisting of the restricted Common Shares, and Mr. Meshon's obligations under the note, will terminate on the earlier to occur of: (i) the note's full satisfaction, (ii) the note's fifth anniversary (if Mr. Meshon is still employed by the Company), or (iii) the termination of Mr. Meshon's employment following a change of control, termination of the employment of Mr. Meshon without cause or by Mr. Meshon for good reason, or because of Mr. Meshon's death or disability. The Company will pay to him an amount equal to any taxes payable by him, on a full gross-up basis, at the time his obligations under the note terminate. The note has been reflected as unearned compensation in the statement of beneficiaries' equity and is being amortized over five years to compensation expense.

Louis P. Meshon, Sr. and Patricia Meshon, in the aggregate, own 99% of the voting stock (a 5% equity interest) in Drexel Realty, Inc. ("Drexel"), the management company in which Montgomery CV Realty L.P. owns 1% of the voting stock and 100% of the non-voting stock (a 95% equity interest). In 2001, Drexel did not make any payments to Mr. Meshon.

In addition, Drexel manages the following third-party owned properties in which Louis P. Meshon, Sr. has the following partnership interests:

                                                                         Meshon Partnership
                          Properties                                     Interest Percentage
                          ----------                                     -------------------
            Renaissance Plaza                                                  20.75%

            Montgomery A.C., Inc. (owns 1% general partnership                 50.00%
            interest in Renaissance Plaza)

            Laurel Mall (indirect ownership through MTGY                       29.00%
            Associates) (Louis P. Meshon, Sr. owns 100% of the
            corporate general partner of Laurel Mall)

            Lane Plaza Associates (holds a cash-flow mortgage                  25.00%
            on Weis Plaza, which is a third-party managed property)
            (Louis P. Meshon, Sr. is general partner of Lane Plaza
            Associates)

In 2001, 2000, and 1999 the owners of these properties paid Drexel $292,019, $294,859, and $302,050 for management and leasing services.

(8) FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                                          December 31,
                                                         2001                                      2000
                                         ------------------------------------------------------------------------------
                                         Carrying Amount         Fair Value         Carrying Amount          Fair Value
                                         ------------------------------------------------------------------------------
      Real estate mortgage notes
      receivable                            $  35,340             $  49,543             $  37,240             $  47,849

      Cash and cash equivalents                10,904                10,904                11,941                11,941

      Borrowings                             (510,212)             (516,281)             (500,294)             (496,853)

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

(9) BENEFICIARIES' EQUITY

Preferred Shares of Beneficial Interest

The Series A-1 Increasing Rate Cumulative Convertible Preferred Shares of Beneficial Interest ("Preferred A") with a face amount of $1,000 per share, had a distribution rate of 6.50% of the redemption price during 2001 and thereafter. The Preferred A's are redeemable by the Company at any time at their liquidation preference of $1,000 per share and are convertible into the Company's Common Shares at a rate of 16.67% annually commencing in 2000, with a maximum of 50% convertible in any one year. The Preferred A's are convertible into that number of Common Shares as would result in the holder receiving the same amount of distributions from the Common Shares at the applicable conversation dates as they received as a holder of the Preferred A, up to a maximum of the greater of 500,000 Common Shares or 5% of the then outstanding Common Shares.

The Series B-1 Cumulative Convertible Preferred Shares of Beneficial Interest ("Preferred B") with a face amount of $25.00 per share, have a liquidation preference of $25.00 per share and a distribution rate of 9.75% of the liquidation preference ($2.4375 per share) per annum, paid quarterly. The Preferred B's are convertible into Common Shares at $17.71 per share and are redeemable after February 27, 2002.

The Series D Cumulative Redeemable Preferred Shares of Beneficial Interest ("Preferred D") with a face amount of $25.00 per share, have a $25.00 per share liquidation preference and a distribution rate of 9.50% of the liquidation preference ($2.375 per share) per annum, paid quarterly. The Preferred D's are redeemable for cash after December 11, 2002 at the option of the Company for a redemption price of $25.00 per share. On December 15, 2000, the Company purchased 146,800 shares of Preferred D for $2,348,800. The purchase was recorded using the cost method.

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

The Company estimates the fair value of each stock option grant by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected lives of ten years; dividend yield of 11.52%, volatility at 25%, risk free interest rate of 6.14% for 2001, dividend yield of 12.54%, volatility at 21%, risk free interest rate of 6.33% for 2000, and dividend yield of 12.54%, volatility at 46%, risk free rate of 5.63% for 1999.

Under accounting provisions of SFAS 123, the Company's net income to common shareholders and net income per common share, would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                        Year Ended December 31
                                                 2001            2000             1999
      Net income to common shareholders:
        As reported                             $18,260         $13,391          $7,247
        Pro forma                               $18,179         $13,211          $7,095

      Net income per common share:
        As reported                             $   .97         $   .97          $  .91
        Pro forma                               $   .97         $   .95          $  .89

Changes in options outstanding are summarized as follows:

                                                                                    Weighted
                                                                   Weighted          Average
                                                                    Average         Fair Value
                                                                   Exercise         Per Share
                                                                   Price Per        Of Options
                                                      Shares         Share           Granted
  Stock options outstanding at January 1, 1999         270,000       $13.72           $2.95

1999:

  Granted - equal to market value:                      25,000       $12.50           $2.08

2000:

  Granted - equal to market value:                     869,900       $10.16           $ .08

2001:
  Granted - equal to market value:                      25,000       $13.00           $ .51
  Exercised- equal to market value:                    (83,700)      $10.21           $ .53

  Forfeited - equal to market value:                   (36,000)      $15.42           $1.75
                                                     ---------

Balance December 31, 2001:                           1,070,200
                                                     =========

Included in the 869,900 stock options granted in 2000 are 745,400 stock options assumed in the acquisition of Kranzco. Total stock options available for future grants are 2,510,100 as of December 31, 2001.

The following table summarizes information about stock options outstanding at December 31, 2001:

                           Options Outstanding                                     Options Exercisable

                        Number of         Weighted
                         Options           Average            Weighted            Number            Weighted
Range of Exercise     Outstanding at      Remaining           Average          Exercisable at        Average
    Prices ($)           12/31/01      Contractual Life   Exercise Price ($)      12/31/01      Exercise Price ($)
  $ 8.44 - 11.75           62,800         8.42 years           $10.09              43,200             $10.05
  $12.50 - 17.50          333,000         6.19 years           $13.97             286,500             $14.02
  $17.50 - 21.50          674,400         1.96 years           $19.99             674,400             $19.99
                        ---------                                               ---------
  $ 8.44 - 21.50        1,070,200         3.66 years           $17.54           1,004,100             $17.86
                        =========                                               =========

Restricted Shares

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

(10) EARNINGS PER SHARE

Basic and diluted earnings per share for the year ended December 31, 2001 is calculated as follows (in thousands, except per share data):

                                                                  Net Income
                                                                 Applicable to
                                                                    Common
                                                                 Shareholders         Shares        Per Share
                                                                  (Numerator)      (Denominator)      Amount
For the year ended December 31, 2001
  Basic earnings per share                                          $18,260          18,803,535        $.97
  Effect of assumed conversion of employee stock options                 --              12,122          --
                                                                    -------          ----------        ----
  Diluted earnings per share                                        $18,260          18,815,657        $.97
                                                                    =======          ==========        ====

There were no dilutive common stock equivalents in 2000 and in 1999.

(11) BENEFIT PLAN

The Company has a defined contribution plan covering all full time employees qualified under Section 401(k) of the Internal Revenue Code in which the Company matches a portion of an employee's salary deferral. The Company had two defined contribution plans through June 30, 2001 that were combined effective July 1, 2001. The Company's contributions to these plans were $112,500, $39,600, and $32,800 for the years ended December 31, 2001, 2000 and 1999, respectively.

(12) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data follows (in thousands, except per share data):

                                                             Quarter Ended
                                          March 31      June 30     September 30      December 31
                                          -------------------------------------------------------
2001:
  Revenues                                 $28,746      $29,841        $26,962          $27,179
  Net income                                 3,206        6,655          2,441            5,958
  Per common share, basic and diluted          .17          .35            .13              .32

2000:
  Revenues                                 $ 8,947      $11,692        $28,053          $28,948
  Net income                                 1,766        2,150          3,691            5,784
  Per common share, basic and diluted          .22          .22            .20              .31

1999:
  Revenues                                 $ 7,582      $ 8,488        $ 8,575          $ 8,917
  Net income                                 1,829        1,545          1,826            2,047
  Per common share, basic and diluted          .23          .19            .23              .26

Earnings per share for each quarter include the effect of shares issued in the acquisition of Kranzco, and therefore the sum of the quarters for 2000 do not equal the full year earnings per share amount.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
             Schedule III - Real Estate and Accumulated Depreciation
                                December 31, 2001
                                 (in thousands)

                                                                                                    COSTS
                                                                       BUILDINGS     INITIAL     CAPITALIZED
                                                                          AND        COST TO      SUBSEQUENT
         DESCRIPTION                        ENCUMBRANCES     LAND     IMPROVEMENTS   COMPANY    TO ACQUISITION
         -----------                        ------------     ----     ------------   -------    --------------
SHOPPING CENTERS
  PENNSYLVANIA
    555 Scott Street Center                   $     --     $     74     $    662     $    736          --
    69th Street Plaza                            2,479          724        2,896        3,620          --
    Barn Plaza                                  14,159        4,524       18,394       22,918         586
    Bensalem Square                              4,281        1,256        5,026        6,282          81
    Bethlehem Square                            16,249        5,603       22,411       28,014          60
    Bradford Mall                                2,934          765        3,060        3,825          81
    Bristol Commerce Park                       12,994        2,791       11,164       13,955         302
    Chalfont Village Shopping Center                --          157        1,417        1,574         127
    Cherry Square Shopping Center                5,100          683        6,148        6,831           6
    Chesterbrook Village Center                 10,645        1,336       12,023       13,359         459
    Collegeville Shopping Center                 4,588          718        6,461        7,179         406
    County Line Plaza                            4,869          539        4,852        5,391       2,539
    Danville Plaza                                 667          156        1,400        1,556          38
    Dickson City                                    --          450        3,844        4,294          38
    Franklin Center                              5,821        1,507        6,027        7,534           3
    Gilbertsville Shopping Center                2,504          382        3,445        3,827         186
    MacArthur Road                               2,308          612        2,447        3,059           4
    Mount Carmel Plaza                             743          210        1,892        2,102          25
    New Holland Plaza                              894          117        1,051        1,168         128
    North Penn Marketplace                       2,915          532        4,219        4,751         163
    Park Hills Plaza                             9,602        3,017       12,068       15,085         124
    Pilgrim Gardens                              4,058          900        3,601        4,501          --
    Street Road                                  4,127        1,233        4,932        6,165          11
    Valley Fair                                  7,705        1,970       12,385       14,355         728
    Valley Forge Mall                            4,790        1,051        4,203        5,254       4,947
    Village at Newtown                          21,535        2,766       24,891       27,657         114
    Village West                                14,005        3,782       15,129       18,911          --
    Whitehall Square                            15,176        4,641       18,598       23,239         156
    Whitemarsh Shopping Center                   6,965        1,077        9,694       10,771         143
    Woodbourne Square                            1,752          427        3,840        4,267         252
  GEORGIA
    Bainbridge Town Center                       5,140        1,360        5,440        6,800         109
    Douglasville Crossing                       14,694        2,657       10,627       13,284          14
    Holcomb Bridge                               6,156        1,413        5,653        7,066           8
    Northpark                                    4,431        2,451        9,804       12,255           5
    Park Plaza                                   3,832          627        2,510        3,137          17
    Snellville Oaks                             11,986        2,244        8,976       11,220           5
    Summerville Wal Mart Center                  2,233          478        1,913        2,391          --
    Tifton Corners                               8,431        1,785        7,138        8,923          22
    Tower Plaza                                  2,325          860        3,440        4,300          78
    Vidalia Wal Mart Center                      4,180          890        3,562        4,452          --
    Village at Mableton                         10,212        2,536       10,144       12,680          14
  CONNECTICUT
    Groton Square                               12,174        4,342       17,366       21,708       1,084
    Manchester K Mart Plaza                      2,522          906        3,623        4,529          --
    Milford                                      1,470           --        2,572        2,572           7
    Orange                                         786           --          200          200          --
    Parkway Plaza I                                 --          722        2,890        3,612           1
    Parkway Plaza II                                --          840        3,193        4,033          --
    Stratford Square                             5,441        2,100        8,400       10,500         398

                                                                        GROSS AMOUNT
                                                        BUILDINGS     AT WHICH CARRIED
                                                           AND           DECEMBER 31,
         DESCRIPTION                          LAND     IMPROVEMENTS         2001           TOTAL
         -----------                          ----     ------------   ----------------     -----
SHOPPING CENTERS
  PENNSYLVANIA
    555 Scott Street Center                 $     74    $    662          $    736       $    736
    69th Street Plaza                            724       2,896             3,620          3,620
    Barn Plaza                                 4,524      18,980            23,504         23,504
    Bensalem Square                            1,256       5,107             6,363          6,363
    Bethlehem Square                           5,603      22,471            28,074         28,074
    Bradford Mall                                765       3,141             3,906          3,906
    Bristol Commerce Park                      2,791      11,466            14,257         14,257
    Chalfont Village Shopping Center             157       1,544             1,701          1,701
    Cherry Square Shopping Center                683       6,154             6,837          6,837
    Chesterbrook Village Center                1,336      12,482            13,818         13,818
    Collegeville Shopping Center                 718       6,867             7,585          7,585
    County Line Plaza                            539       7,391             7,930          7,930
    Danville Plaza                               156       1,438             1,594          1,594
    Dickson City                                 450       3,882             4,332          4,332
    Franklin Center                            1,507       6,030             7,537          7,537
    Gilbertsville Shopping Center                382       3,631             4,013          4,013
    MacArthur Road                               612       2,451             3,063          3,063
    Mount Carmel Plaza                           210       1,917             2,127          2,127
    New Holland Plaza                            117       1,179             1,296          1,296
    North Penn Marketplace                       532       4,382             4,914          4,914
    Park Hills Plaza                           3,017      12,192            15,209         15,209
    Pilgrim Gardens                              900       3,601             4,501          4,501
    Street Road                                1,233       4,943             6,176          6,176
    Valley Fair                                1,970      13,113            15,083         15,083
    Valley Forge Mall                          1,051       9,150            10,201         10,201
    Village at Newtown                         2,766      25,005            27,771         27,771
    Village West                               3,782      15,129            18,911         18,911
    Whitehall Square                           4,641      18,754            23,395         23,395
    Whitemarsh Shopping Center                 1,077       9,837            10,914         10,914
    Woodbourne Square                            427       4,092             4,519          4,519
  GEORGIA
    Bainbridge Town Center                     1,360       5,549             6,909          6,909
    Douglasville Crossing                      2,657      10,641            13,298         13,298
    Holcomb Bridge                             1,413       5,661             7,074          7,074
    Northpark                                  2,451       9,809            12,260         12,260
    Park Plaza                                   627       2,527             3,154          3,154
    Snellville Oaks                            2,244       8,981            11,225         11,225
    Summerville Wal Mart Center                  478       1,913             2,391          2,391
    Tifton Corners                             1,785       7,160             8,945          8,945
    Tower Plaza                                  860       3,518             4,378          4,378
    Vidalia Wal Mart Center                      890       3,562             4,452          4,452
    Village at Mableton                        2,536      10,158            12,694         12,694
  CONNECTICUT
    Groton Square                              4,342      18,450            22,792         22,792
    Manchester K Mart Plaza                      906       3,623             4,529          4,529
    Milford                                       --       2,579             2,579          2,579
    Orange                                        --         200               200            200
    Parkway Plaza I                              722       2,891             3,613          3,613
    Parkway Plaza II                             840       3,193             4,033          4,033
    Stratford Square                           2,100       8,798            10,898         10,898

                                                                             DATE       DEPRECIABLE
                                            ACCUMULATED      DATE OF      CONSTRUCTED      LIFE
         DESCRIPTION                        DEPRECIATION   CONSTRUCTION   OR ACQUIRED     (YEARS)
         -----------                        ------------   ------------   -----------   -----------
SHOPPING CENTERS
  PENNSYLVANIA
    555 Scott Street Center                       (66)                        1997         7 - 40 (1)
    69th Street Plaza                            (111)                        2000         7 - 40 (1)
    Barn Plaza                                   (748)                        2000         7 - 40 (1)
    Bensalem Square                              (197)                        2000         7 - 40 (1)
    Bethlehem Square                             (870)                        2000         7 - 40 (1)
    Bradford Mall                                (119)                        2000         7 - 40 (1)
    Bristol Commerce Park                        (467)                        2000         7 - 40 (1)
    Chalfont Village Shopping Center              (99)                        1999         7 - 40 (1)
    Cherry Square Shopping Center                (404)                        1999         7 - 40 (1)
    Chesterbrook Village Center                (1,314)                        1997         7 - 40 (1)
    Collegeville Shopping Center                 (574)                        1998         7 - 40 (1)
    County Line Plaza                            (829)                        1997         7 - 40 (1)
    Danville Plaza                               (147)                        1997         7 - 40 (1)
    Dickson City                                 (384)                        1997         7 - 40 (1)
    Franklin Center                              (236)                        2000         7 - 40 (1)
    Gilbertsville Shopping Center                (342)                        1998         7 - 40 (1)
    MacArthur Road                                (95)                        2000         7 - 40 (1)
    Mount Carmel Plaza                           (193)                        1997         7 - 40 (1)
    New Holland Plaza                            (120)                        1998         7 - 40 (1)
    North Penn Marketplace                       (395)                        1998         7 - 40 (1)
    Park Hills Plaza                             (473)                        2000         7 - 40 (1)
    Pilgrim Gardens                              (139)                        2000         7 - 40 (1)
    Street Road                                  (191)                        2000         7 - 40 (1)
    Valley Fair                                  (559)                        2000         7 - 40 (1)
    Valley Forge Mall                            (223)                        2000         7 - 40 (1)
    Village at Newtown                         (2,391)                        1998         7 - 40 (1)
    Village West                                   --
    Whitehall Square                             (722)                        2000         7 - 40 (1)
    Whitemarsh Shopping Center                   (982)                        1997         7 - 40 (1)
    Woodbourne Square                            (532)                        1997         7 - 40 (1)
  GEORGIA
    Bainbridge Town Center                       (226)                        2000         7 - 40 (1)
    Douglasville Crossing                        (410)                        2000         7 - 40 (1)
    Holcomb Bridge                               (219)                        2000         7 - 40 (1)
    Northpark                                    (379)                        2000         7 - 40 (1)
    Park Plaza                                   (102)                        2000         7 - 40 (1)
    Snellville Oaks                              (348)                        2000         7 - 40 (1)
    Summerville Wal Mart Center                   (74)                        2000         7 - 40 (1)
    Tifton Corners                               (282)                        2000         7 - 40 (1)
    Tower Plaza                                  (142)                        2000         7 - 40 (1)
    Vidalia Wal Mart Center                      (137)                        2000         7 - 40 (1)
    Village at Mableton                          (393)                        2000         7 - 40 (1)
  CONNECTICUT
    Groton Square                                (683)                        2000         7 - 40 (1)
    Manchester K Mart Plaza                      (140)                        2000         7 - 40 (1)
    Milford                                      (100)                        2000         7 - 40 (1)
    Orange                                         (8)                        2000         7 - 40 (1)
    Parkway Plaza I                              (111)                        2000         7 - 40 (1)
    Parkway Plaza II                             (124)                        2000         7 - 40 (1)
    Stratford Square                             (333)                        2000         7 - 40 (1)

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
             Schedule III - Real Estate and Accumulated Depreciation
                                December 31, 2001
                                 (in thousands)

                                                                                                    COSTS
                                                                       BUILDINGS     INITIAL     CAPITALIZED
                                                                          AND        COST TO      SUBSEQUENT
         DESCRIPTION                        ENCUMBRANCES     LAND     IMPROVEMENTS   COMPANY    TO ACQUISITION
         -----------                        ------------     ----     ------------   -------    --------------
  NEW JERSEY
    Collegetown                                  5,487        2,139        8,554       10,693         559
    Hillcrest Mall                               5,384        1,360        5,457        6,817          42
    Lakewood Plaza Shopping Center              20,945        2,459       22,134       24,593         897
    Marlton Shopping Center - Phase II           9,300        1,252       11,272       12,524         191
    Marlton Shopping Center - Phase I           15,550        1,658       14,922       16,580       3,597
    Rio Grande Plaza                             7,562        1,442       12,975       14,417         168
    Suburban Plaza                              10,453        3,309       13,235       16,544          27
  NEW YORK
    A&P Mamaroneck                               1,061          320        1,278        1,598          --
    The Mall at Cross County                    25,480        8,000       33,161       41,161         856
    Highridge                                    7,242        2,349        9,397       11,746          41
    North Ridge                                  2,597        1,376        5,510        6,886          12
    Port Washington                                446           99          396          495          --
    Village Square                               1,850          587        2,348        2,935          38
  MARYLAND
    Campus Village                               2,363          676        2,701        3,377          42
    Coral Hills                                  5,288        1,371        5,191        6,562          38
    Fox Run                                     14,069        3,950       15,802       19,752         100
    Hillcrest Plaza                                 --          100          400          500          --
  FLORIDA
    Century Plaza                                7,650        1,429        5,973        7,402         453
    Village Oaks                                 7,737        2,168        7,602        9,770          64
  KENTUCKY
    Harrodsburg Marketplace                      2,973          730        2,920        3,650          --
  MICHIGAN
    Musicland                                       --          740        2,960        3,700          --
  MISSISSIPPI
    Towne Square                                    --          391        1,565        1,956          --
  NORTH CAROLINA
    Cary Plaza                                   1,082          613        2,452        3,065          --
    Magnolia Plaza                               3,635          980        3,920        4,900           7
  OHIO
    Pickaway Crossing                            6,068        1,331        5,323        6,654          14
  RHODE ISLAND
    Wamapnoag Plaza                              5,174        1,500        6,000        7,500          20
  SOUTH CAROLINA
    East Main Centre                             2,297        1,134        4,548        5,682         860
    Park Centre                                  5,533        1,953        7,775        9,728          68
  TENNESSEE
    Meeting Square                               2,355          493        1,974        2,467          54
  VIRGINIA
    Culpepper Town Mall                          5,859        1,440        5,760        7,200          36
    Marumsco-Jefferson Plaza                    14,711        2,600       10,400       13,000         390
    Statler Crossing                             6,160        1,211        4,843        6,054          --
OFFICE BUILDINGS
      Century Village Administration                --           --          750          750         222
           Building, Florida
      Plymouth Plaza, Pennsylvania               2,218          438        3,938        4,377         103
                                              --------     --------     --------     --------    --------
                 Totals                       $488,407     $121,810     $579,069     $700,879    $ 22,368
                                              ========     ========     ========     ========    ========

                                                                        GROSS AMOUNT
                                                        BUILDINGS     AT WHICH CARRIED
                                                           AND           DECEMBER 31,
         DESCRIPTION                          LAND     IMPROVEMENTS         2001           TOTAL
         -----------                          ----     ------------   ----------------     -----
  NEW JERSEY
    Collegetown                                2,139       9,113            11,252         11,252
    Hillcrest Mall                             1,360       5,499             6,859          6,859
    Lakewood Plaza Shopping Center             2,459      23,031            25,490         25,490
    Marlton Shopping Center - Phase II         1,252      11,463            12,715         12,715
    Marlton Shopping Center - Phase I          1,658      18,519            20,177         20,177
    Rio Grande Plaza                           1,442      13,143            14,585         14,585
    Suburban Plaza                             3,309      13,262            16,571         16,571
  NEW YORK
    A&P Mamaroneck                               320       1,278             1,598          1,598
    The Mall at Cross County                   8,000      34,017            42,017         42,017
    Highridge                                  2,349       9,438            11,787         11,787
    North Ridge                                1,376       5,522             6,898          6,898
    Port Washington                               99         396               495            495
    Village Square                               587       2,386             2,973          2,973
  MARYLAND
    Campus Village                               676       2,743             3,419          3,419
    Coral Hills                                1,371       5,229             6,600          6,600
    Fox Run                                    3,950      15,902            19,852         19,852
    Hillcrest Plaza                              100         400               500            500
  FLORIDA
    Century Plaza                              1,429       6,426             7,855          7,855
    Village Oaks                               2,168       7,666             9,834          9,834
  KENTUCKY
    Harrodsburg Marketplace                      730       2,920             3,650          3,650
  MICHIGAN                                                                                     --
    Musicland                                    740       2,960             3,700          3,700
  MISSISSIPPI
    Towne Square                                 391       1,565             1,956          1,956
  NORTH CAROLINA                                                                               --
    Cary Plaza                                   613       2,452             3,065          3,065
    Magnolia Plaza                               980       3,927             4,907          4,907
  OHIO
    Pickaway Crossing                          1,331       5,337             6,668          6,668
  RHODE ISLAND                                                                                 --
    Wamapnoag Plaza                            1,500       6,020             7,520          7,520
  SOUTH CAROLINA                                                                               --
    East Main Centre                           1,134       5,408             6,542          6,542
    Park Centre                                1,953       7,843             9,796          9,796
  TENNESSEE
    Meeting Square                               493       2,028             2,521          2,521
  VIRGINIA
    Culpepper Town Mall                        1,440       5,796             7,236          7,236
    Marumsco-Jefferson Plaza                   2,600      10,790            13,390         13,390
    Statler Crossing                           1,211       4,843             6,054          6,054
OFFICE BUILDINGS                                                                               --
      Century Village Administration              --         972               972            972
           Building, Florida                      --
      Plymouth Plaza, Pennsylvania               438       4,041             4,480          4,480
                                            --------    --------          --------        --------
                 Totals                     $121,810    $601,437          $723,247        $723,247
                                            ========    ========          ========        ========

                                                                             DATE       DEPRECIABLE
                                            ACCUMULATED      DATE OF      CONSTRUCTED      LIFE
         DESCRIPTION                        DEPRECIATION   CONSTRUCTION   OR ACQUIRED     (YEARS)
         -----------                        ------------   ------------   -----------   -----------
  NEW JERSEY
    Collegetown                                  (361)                        2000         7 - 40 (1)
    Hillcrest Mall                               (222)                        2000         7 - 40 (1)
    Lakewood Plaza Shopping Center             (1,581)                        1999         7 - 40 (1)
    Marlton Shopping Center - Phase II         (1,065)                        1998         7 - 40 (1)
    Marlton Shopping Center - Phase I          (1,442)                        1998         7 - 40 (1)
    Rio Grande Plaza                           (1,311)                        1997         7 - 40 (1)
    Suburban Plaza                               (511)                        2000         7 - 40 (1)
  NEW YORK
    A&P Mamaroneck                                (49)                        2000         7 - 40 (1)
    The Mall at Cross County                   (1,375)                        2000         7 - 40 (1)
    Highridge                                    (366)                        2000         7 - 40 (1)
    North Ridge                                  (216)                        2000         7 - 40 (1)
    Port Washington                               (15)                        2000         7 - 40 (1)
    Village Square                                (92)                        2000         7 - 40 (1)
  MARYLAND
    Campus Village                               (109)                        2000         7 - 40 (1)
    Coral Hills                                  (204)                        2000         7 - 40 (1)
    Fox Run                                      (614)                        2000         7 - 40 (1)
    Hillcrest Plaza                               (15)                        2000         7 - 40 (1)
  FLORIDA
    Century Plaza                              (1,119)                        1976        15 - 39 (1)
    Village Oaks                                 (294)                        2000         7 - 40 (1)
  KENTUCKY
    Harrodsburg Marketplace                      (113)                        2000         7 - 40 (1)
  MICHIGAN
    Musicland                                    (114)                        2000         7 - 40 (1)
  MISSISSIPPI
    Towne Square                                  (60)                        2000         7 - 40 (1)
  NORTH CAROLINA
    Cary Plaza                                    (94)                        2000         7 - 40 (1)
    Magnolia Plaza                               (151)                        2000         7 - 40 (1)
  OHIO
    Pickaway Crossing                            (205)                        2000         7 - 40 (1)
  RHODE ISLAND
    Wamapnoag Plaza                              (231)                        2000         7 - 40 (1)
  SOUTH CAROLINA
    East Main Centre                             (247)                        2000         7 - 40 (1)
    Park Centre                                  (303)                        2000         7 - 40 (1)
  TENNESSEE
    Meeting Square                                (77)                        2000         7 - 40 (1)
  VIRGINIA
    Culpepper Town Mall                          (224)                        2000         7 - 40 (1)
    Marumsco-Jefferson Plaza                     (435)                        2000         7 - 40 (1)
    Statler Crossing                             (186)                        2000         7 - 40 (1)
OFFICE BUILDINGS
      Century Village Administration             (405)                        1970           5-30 (1)
           Building, Florida                       --
      Plymouth Plaza, Pennsylvania               (410)                        1997         7 - 40 (1)
                                              --------
                 Totals                       $(32,349)
                                              ========

(1) - Real Estate is depreciated over the estimated usefule lives of the assets (7 to 40 years) on the straight-line method

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                   Schedule IV - Mortgage Loans on Real Estate
                                December 31, 2001
                                 (in thousands)

                                                 FINAL                                        FACE         CARRYING
                               INTEREST         MATURITY                                    AMOUNT OF      AMOUNT OF
      DESCRIPTION                RATE             DATE         PERIODIC PAYMENT TERMS       MORTGAGES      MORTGAGES (a)
-----------------------         ------         ----------      ----------------------       ---------      -------------
Permanent -
  Recreation Facilities
  Century Village at:
    Boca Raton, FL              13.25%         12/31/2011      Level P&I due monthly         $12,533         $ 9,531
    West Palm Beach, FL         13.25%         1/15/2012       Level P&I due monthly          18,342          13,949
    Deerfield Beach, FL
      (2nd mortgage)            13.50%         1/15/2012       Level P&I due monthly          13,235          10,131
    Deerfield Beach, FL          8.84%         3/1/2007        Level P&I due monthly           3,485           1,729
                                                                                                            --------
                                                                                                            $ 35,340 (b)
                                                                                                            ========

Note: All loans are first mortgages except where noted, there are no prior liens and no delinquent principal or interest.

      (a)   The tax carrying value of the notes is approximately $4.4 million.

      (b)   The changes in the carrying amounts are summarized as follows:

                                                  2001           2000           1999
            Balance, beginning of period        $ 37,240       $ 63,385       $ 64,988
            Advances on new mortgage loans            --             --             --
            Collections of principal              (1,900)       (26,145)        (1,603)
                                                --------       --------       --------
            Balance, end of  period             $ 35,340       $ 37,240       $ 63,385
                                                ========       ========       ========

ITEM 9. DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to the "Election of Trustees", "Executive Officers", "Executive Compensation", and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's Proxy Statement in connection with its annual meeting of shareholders to be held on June 11, 2002.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to the "Executive Compensation" section of the Company's Proxy Statement in connection with its annual meeting of shareholders to be held on June 11, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to the "Security Ownership of Certain Beneficial Owners and Management" section of the Company's Proxy Statement in connection with its annual meeting of shareholders to be held on June 11, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to the "Certain Relationships and Related Transactions" section of the Company's Proxy Statement in connection with its annual meeting of shareholders to be held on June 11, 2002.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   (1)   List of Consolidated Financial Statements:

            Report of Independent Certified Public Accountants
            Consolidated Balance Sheets - December 31, 2001 and 2000 Consolidated Statements of Income - Years Ended December 31, 2001, 2000, and 1999
            Consolidated Statements of Other Comprehensive Income - Years Ended December 31, 2001, 2000, and 1999
            Consolidated Statements of Beneficiaries' Equity - Years Ended December 31, 2001, 2000, and 1999
            Consolidated Statements of Cash Flows - Years Ended December 31, 2001, 2000, and 1999
            Notes to Consolidated Financial Statements

      (2)   List of Consolidated Financial Statements Schedules:

            Schedule III - Real Estate and Accumulated Depreciation
            Schedule IV  -  Mortgage Loans on Real Estate

      (3)   See Exhibit Index at page 44 of this Form 10-K

(b)   Reports on Form 8-K:

            No reports were filed by the Registrant on Form 8-K during the fourth quarter of 2001.

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

10.6              Restated Loan Agreement, dated July 31, 1992, between CV Reit,
                  Inc. and Cenvill Development Corp. and certain subsidiaries and affiliates thereof. (Incorporated by reference to Exhibit
                  (10)(xi) to the Annual Report on Form 10-K of CV Reit for the fiscal year ended December 31, 1992.)

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

10.71             Amended and Restated Agreement of Limited Partnership of
                  Kramont Operating Partnership, L.P., dated as of June 16,
                  2000.

10.72 Second Amended and Restated Agreement of Limited Partnership of Montgomery CV Realty L.P., dated as of June 16, 2000.

10.73             Employment Agreement between the Company and Louis P. Meshon,
                  Sr. dated as of June 16, 2000.

10.74             Employment Agreement between the Company and Norman M.
                  Kranzdorf dated as of June 16, 2000.

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

                                   KRAMONT REALTY TRUST


March 30, 2002                     By: /s/ Louis P. Meshon, Sr.
                                      ------------------------------------------
                                   Louis P. Meshon, Sr., Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 22, 2002                     /s/ Norman M. Kranzdorf
                                   ---------------------------------------------
                                   Norman M. Kranzdorf, Chairman of the Board
                                   and Trustee


March 22, 2002                     /s/ Louis P. Meshon, Sr.
                                   ---------------------------------------------
                                   Louis P. Meshon, Sr., President,
                                   Chief Executive Officer and Trustee
                                   (Principal Executive Officer)


March 22, 2002                     /s/ Etta M. Strehle
                                   ---------------------------------------------
                                   Etta M. Strehle, Chief Financial Officer
                                   and Treasurer (Principal Financial
                                   and Accounting Officer)


March 22, 2002                     /s/ George S. Demuth
                                   ---------------------------------------------
                                   George Demuth, Chief Operating Officer
                                   and Executive Vice President


March 22, 2002                     /s/ Bernard J. Korman
                                   ---------------------------------------------
                                   Bernard J. Korman, Trustee


March 22, 2002                     /s/ H. Irwin Levy
                                   ---------------------------------------------
                                   H. Irwin Levy, Trustee


March 22, 2002                     /s/ Milton S. Schneider
                                   ---------------------------------------------
                                   Milton S. Schneider, Trustee


March 22, 2002                     /s/ E. Donald Shapiro
                                   ---------------------------------------------
                                   E. Donald Shapiro, Trustee


March 22, 2002                     /s/ Alan L. Shulman
                                   ---------------------------------------------
                                   Alan L. Shulman, Trustee