Form 10-Q
period 2002-03-31
KRAMONT REALTY TRUST
filed 2002-05-15
CIK 1111205

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

  (Mark One)
  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002

                                       OR

  / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of Common Shares of Beneficial Interest, par value $.01 per share, as of May 14, 2002: 18,872,295

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                         (Unaudited)
                                   ASSETS                                               March 31, 2002  December 31, 2001
                                                                                        --------------  -----------------

Real estate - income producing, net of accumulated depreciation                          $ 682,074        $  684,608
Properties held for sale                                                                    11,203            11,742
Mortgage notes receivable                                                                   35,024            35,340
Investments in unconsolidated affiliates                                                     3,025             3,065
Cash and cash equivalents (includes $1,683 and $1,718 restricted)                           12,928            10,904

Other assets                                                                                23,800            23,501
                                                                                         ---------        ----------
                                           Total assets                                  $ 768,054        $  769,160
                                                                                         =========        ==========

                   LIABILITIES AND BENEFICIARIES' EQUITY

LIABILITIES:
Mortgages and notes payable                                                              $ 510,241        $  510,212
Accounts payable and other liabilities                                                      13,177            11,094

Distributions payable                                                                        8,499             8,394
,                                                                                         ---------        ----------
                                           Total liabilities                               531,917           529,700
                                                                                         ---------        ----------
Minority interests in Operating Partnerships                                                20,136            20,437
                                                                                         ---------        ----------
BENEFICIARIES' EQUITY:
Preferred shares of beneficial interest                                                         30               30
Common shares of beneficial interest, $0.01 par value; authorized
96,683,845 shares; outstanding, 18,872,295                                                     189               189
Additional paid-in capital                                                                 177,553           177,553
Retained earnings                                                                           42,154            45,574
Accumulated other comprehensive income (loss)                                                 (893)           (1,214)
Treasury stock,  Redeemable preferred shares of beneficial interest Series
D, 146,800 shares as of March 31, 2002, at cost                                             (2,349)           (2,349)
                                                                                         ---------        ----------
                                                                                           216,684           219,783

  Unearned compensation on restricted shares of beneficial interest                           (683)             (760)
                                                                                         ---------        ----------
                                           Total beneficiaries' equity                     216,001           219,023
                                                                                         ---------        ----------
                                           Total liabilities and beneficiaries' equity   $ 768,054        $  769,160
                                                                                         =========        ==========


          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                        -----------------------
                                                           2002          2001
                                                        ----------   ----------
Revenues:
  Rent                                                  $   25,539   $   25,674
  Interest, principally from mortgage notes                  1,214        1,384
  Other                                                         --          894
                                                        ----------   ----------
                                                            26,753       27,952
                                                        ----------   ----------
Expenses:
  Interest                                                   9,367        9,764
  Operating                                                  7,102        7,734
  Depreciation and amortization                              4,101        3,762
  General and administrative                                 1,619        1,808
                                                        ----------   ----------
                                                            22,189       23,068
                                                        ----------   ----------
                                                             4,564        4,884
Equity in income of unconsolidated affiliates                  171          192

Minority interests in income of
  Operating Partnerships                                      (231)        (210)
                                                        ----------   ----------
Net income from continuing operations                        4,504        4,866
Results from discontinued operations:
  Income (loss) from operations of properties sold or
    held for sale                                             (110)         232
  Gain on sale of properties                                   212           --
  Minority interest in discontinued operations                  (8)         (15)
                                                        ----------   ----------
Net income from discontinued operations                         94          217
                                                        ----------   ----------
Net Income                                                   4,598        5,083
                                                        ----------   ----------
Preferred share distribution                                (1,884)      (1,877)
                                                        ----------   ----------
Net income to common shareholders                       $    2,714   $    3,206
                                                        ==========   ==========
Per common share:
  Net income from continuing operations, basic
    and diluted                                         $      .14   $      .16
  Net income from discontinued operation, basic
    and diluted                                                 --          .01
                                                        ----------   ----------
  Total net income per share, basic and diluted         $      .14   $      .17
                                                        ----------   ----------
  Dividends declared                                    $     .325   $     .325
                                                        ----------   ----------
  Average common shares outstanding:
    Basic                                               18,872,295   18,677,912
                                                        ==========   ==========
    Diluted                                             18,885,102   18,678,853
                                                        ==========   ==========


              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
                             (dollars in thousands)
                                   (Unaudited)

                                                                 -----------  ----------
                                                                   2002           2001
                                                                 -----------  ----------
Net income                                                       $     4,598  $    5,083
Change in fair value of cash flow hedges                                  87        (656)
Reclassification adjustment for hedge losses (gains)  included
  in net income                                                          234         (24)
                                                                 -----------  ----------
Comprehensive income                                             $     4,919  $    4,403
                                                                 ===========  ==========


           See accompanying notes to consolidated financial statements

                     KRAMONT REALTY TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                          2002        2001
                                                                        --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities                                 10,818    $  6,560
                                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections on mortgage notes receivable                                   316         415
  Acquisitions, net of cash acquired                                          --        (231)

  Capital improvements                                                    (1,696)     (1,570)
  Proceeds from the sale of real estate (net)                                982          --
  Change in restricted cash                                                   35         (48)
  Other                                                                       28         (42)
                                                                        --------    --------
Net cash used in investing activities                                       (335)     (1,476)
                                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                 1,728       3,250
  Repayments of borrowings                                                (1,699)     (2,742)
  Cash distributions paid on common shares                                (6,135)     (6,099)
  Cash distributions paid on preferred shares                             (1,884)     (1,877)
  Distributions to minority interests                                       (434)       (428)
                                                                        --------    --------
Net cash used in financing activities                                     (8,424)     (7,896)
                                                                        --------    --------

Net increase (decrease)  in unrestricted cash and cash equivalents         2,059      (2,812)
Unrestricted cash and cash equivalents at the beginning of the period      9,186      10,367
                                                                        --------    --------
Unrestricted cash and cash equivalents at the end of the period         $ 11,245    $  7,555
                                                                        ========    ========

Supplemental disclosure of cash flow information:

  Cash paid for interest                                                $  8,673    $  8,777
                                                                        ========    ========


          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS

Kramont Realty Trust , a Maryland real estate investment trust ("Kramont"), is a self-administered, self-managed equity real estate investment trust ("REIT") which is engaged in the ownership, acquisition, redevelopment, management and leasing of community and neighborhood shopping centers. Kramont does not directly own any assets other than its interest in Kramont Operating Partnership, L.P. ("Kramont OP") and conducts its business through Kramont OP and its affiliated entities, including Montgomery CV Realty, L.P. ("Montgomery OP", together with Kramont OP and their wholly-owned subsidiaries, hereinafter collectively referred to as the "OPs", which together with Kramont are hereinafter referred to as the "Company"). The OP's, directly or indirectly, own all of the Company's assets, including its interest in shopping centers. Accordingly, the Company conducts its operations through an Umbrella Partnership REIT ("UPREIT") structure. As of March 31, 2002, the Company owned 91.94% of Kramont OP and is its sole general partner. As of March 31, 2002, Kramont indirectly owned 99.87% of the limited partnership interest of Montgomery OP and owned 100% of its sole general partner. As of March 31, 2002, the OP's owned and operated 79 shopping centers and two office buildings, and managed 5 shopping centers for third parties, located in 16 states aggregating approximately 11.5 million square feet.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information please refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(2) CHANGES TO SIGNIFICANT POLICIES AND PROCEDURES

The company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002. SFAS 144 resolves significant implementation issues related to SFAS No. 121, Accounting for the Impairment of Long - Lived Assets and for Long-Lived Assets to be disposed. SFAS 144 supercedes SFAS 121, but it retains its fundamental provisions. SFAS 144 retains the requirement of SFAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset within the scope of SFAS 144 is not recoverable from its undiscounted cash flow and exceeds its fair value. SFAS 144 requires the presentation of individual shopping centers sold or held for sale as discontinued operations (see Note 3). The provisions of SFAS 144 generally are applied prospectively and the adoption of SFAS 144 did not have a material impact on the Company's financial position or results of operations.

(3) DISCONTINUED OPERATIONS

On March 11, 2002 the Company sold a free-standing building located in Fredericksburg, Maryland for $750,000. The net gain from the sale of the property was $212,000. The results of operations from this property, along with properties held for sale, is reported as income (loss) from operations of properties sold or held for sale. The properties held for sale at March 31, 2002 include a shopping center in Columbus, Mississippi, a shopping center in Hamden, Connecticut and three parcels of undeveloped land in Florida. There was no debt on these properties at March 31, 2002. The 2001 amount reflects the results of operations for the three properties sold in 2001, as well as the properties held for sale mentioned above and the property sold in 2002.

(4) REAL ESTATE

(a) Real Estate is located in 16 states and consists of (in thousands):

                                   March 31, 2002  December 31, 2001
                                   --------------  -----------------

Income producing:
Land                                 $ 120,452        $ 120,479
Shopping centers                       592,719          591,265
Office buildings                         5,014            5,014
                                     ---------        ---------
Total                                  718,185          716,758
Less accumulated depreciation          (36,111)         (32,150)
                                     ---------        ---------
Net real estate - income producing   $ 682,074        $ 684,608
                                     =========        =========


Properties held for sale:
Land                                 $   1,231        $   1,331
Shopping centers                         4,758            5,158
Undeveloped land                         5,427            5,452
                                     ---------        ---------
Total                                   11,416           11,941
Less accumulated depreciation             (213)            (199)
                                     ---------        ---------
Net properties held for sale         $  11,203        $  11,742
                                     =========        =========


(b) On April 26, 2002, Kramont completed the acquisition of a 75,400 square foot shopping center in Killingly, Connecticut. The center was acquired for $8.3 million in cash including transaction costs.

(c) Real Estate with a net book value of $673.4 million, at March 31, 2002, is pledged as collateral for borrowings (Note 6).

(5) MORTGAGE NOTES RECEIVABLE

At March 31, 2002, the Company's mortgage notes receivable consisted of $35.0 million collateralized by first mortgages on the recreation facilities at three Century Village adult condominium communities in southeast Florida (collectively, the "Recreation Notes"). The Recreation Notes provide for self-amortizing equal monthly principal and interest payments due through 2012, bear interest ranging from 8.84% to 13.5% per annum and contain certain prepayment prohibitions. The Recreation Notes are pledged as collateral for certain borrowings (see Note 6).

(6) BORROWINGS

Borrowings consist of (in thousands):

                                                                                         March 31,  December 31,
                                                                                         --------    --------
                                                                                           2002        2001
                                                                                         --------    --------
Mortgage notes payable through June 2003, interest only fixed payments at an average
rate of 7.96% per annum, collateralized by mortgages on twenty-seven shopping centers    $181,700    $181,700

Mortgage notes payable through August 2028, interest ranging from 6.08% to
10.28% per annum, collateralized by mortgages on thirty shopping centers                  177,759     176,758

Mortgage notes payable through August 2003 under $155 million credit facility, interest at one month LIBOR (1.88% at March 31, 2002) plus a minimum of 2.45% to
a maximum of 2.95%, collateralized by mortgages on fourteen shopping centers               66,103      66,103

Mortgage notes payable through October 2008 under a mortgage loan, interest fixed at
7.00% per annum, collateralized by mortgages on nine shopping centers                      63,703      63,846

Collateralized Mortgage Obligations, net of unamortized discount of $226,000 and
$245,000 based on a fixed effective interest rate of 8.84% per annum, collateralized by certain of the Recreation Notes (see Note 5), quarterly
self-amortizing principal and interest payments required through March 2007                20,975      21,805
                                                                                         --------    --------
Totals                                                                                   $510,240    $510,212
                                                                                         ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                              RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 and 2001

Net Income

For the quarter ended March 31, 2002, net income to holders of common shares of beneficial interest was $2.7 million or $.14 per common share compared to $3.2 million or $.17 per common share for the same period of 2001.

During the quarter ended March 31, 2002, rent revenue and operating expenses decreased by $139,000 and $632,000, respectively (a net rental income increase of $497,000). The rent revenue decrease is primarily due to tenant bankruptcies offset by increased rentals in the existing portfolio and the acquisition of a shopping center on December 27, 2001. Operating expenses decreased during the first quarter of 2002 primarily due to less snowfall.

Other income decreased by $894,000 due to non-recurring income received in the first quarter of 2001, primarily in the form of lease termination fees.

Interest expense decreased by $397,000 during the first quarter of 2002 primarily as a result of a decrease in rates on the Company's variable rate debt, offset by an increase in borrowings.

Depreciation and amortization increased by $339,000 due to capital expenditures.

Interest income decreased by $170,000 during the first quarter of 2002, primarily attributable to scheduled repayments of mortgage notes receivable (see
Note 5) which are long term and require self-amortizing payments through 2012.

General and administrative expenses decreased by $189,000 primarily due to a decrease in performance related bonuses.

Net income from discontinued operations was $94,000 for the first quarter of 2002 compared to $217,000 for the first quarter of 2001. The 2002 amount consisted of a gain from the sale of real estate in the amount of $212,000, offset by an aggregate loss from the operations of the property sold and properties held for sale. The 2001 amount consists of the net income from properties sold in 2001 and 2002, as well as the properties held for sale.

Funds From Operations

Funds From Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts (NAREIT), consists of net income (computed in accordance with generally accepted accounting principles) before depreciation and amortization of real property, extraordinary items and gains and losses on sales of real estate.

The following schedule reconciles FFO to net income (in thousands):

                                                  Three Months Ended
                                                      March 31,
                                                   2002       2001
                                                  -----------------
Net income to common shareholders                 $ 2,714    $3,206
Depreciation and amortization of real
property (including unconsolidated affiliates)*     3,832     3,641
Gain on sale of real estate*                         (197)       --
                                                  -------    ------
FFO                                               $ 6,349    $6,847
                                                  =======    ======

*    Net of amounts attributable to minority interests

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

                         LIQUIDITY AND CAPITAL RESOURCES

Consolidated Statements of Cash Flows

Net cash provided by operating activities, as reported in the Consolidated Statements of Cash Flows, amounted to $10.8 million for the three months ended March 31, 2002 compared to $6.6 million for the same period in 2001. The increase in cash flow is primarily due to an increase in accounts payable and other liabilities of $2.4 million in the first quarter of 2002 compared to a decrease in accounts payable and other liabilities of $1.2 million for the same period in 2001.

Net cash used in investing activities for the three months ended March 31, 2002 decreased to $335,000 from net cash used in investing activities of $1.5 million for the same period in 2001. The 2002 amounts reflect $1.7 million of capital improvements offset by net proceeds from the sale of real estate in the amount of $982,000 and $316,000 of collections on mortgage notes receivable. The 2001 amounts reflect $1.6 million of capital improvements, as well as payments of $231,000 towards accrued acquisition costs, offset by $415,000 of collections on mortgage notes receivable.

Net cash used in financing activities increased to $8.4 million for the three months ended March 31, 2002 from net cash used in financing activities of $7.9 million in the same period in 2001. The 2002 amounts consist of cash distributions of $8.0 million to shareholders and $434,000 to minority interests. The 2001 amounts consist of cash distributions of $7.9 million to shareholders and $428,000 to minority interests, partially offset by $508,000 of net proceeds from borrowings.

Borrowings

At March 31, 2002, the Company's contractual obligations are as follows:

                                    Payments Due by Period
                                        (in thousands)
    Less than 1 year          1 to 3 years            4 to 5 years           After 5 years
         $ 9.4                  $ 346.2                  $ 34.0                  $ 120.6

At March 31, 2002, borrowings were $510.2 million. Scheduled principal payments over the remainder of this year and the next four years are $389.6 million with $120.6 million due thereafter. Borrowings consist of $418.1 million of fixed rate indebtedness, with a weighted average interest rate of 7.73% at March 31, 2002, and $92.1 million of variable rate indebtedness with a weighted average interest rate of 5.13% at March 31, 2002. The borrowings are collateralized by a substantial portion of the Company's real estate and three Century Village adult condominium communities in southeast Florida (collectively, the "Recreation Notes"). The Company expects to refinance certain of these borrowings, at or prior to maturity, through new mortgage loans on real estate. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancing can be achieved.

Effective August 1, 2000, the Company entered into an Amended and Restated Loan and Credit Facility Agreement (the "Amended Facility") with GMAC Commercial Mortgage ("GMAC") wherein GMAC increased an existing $100 million facility to a $155 million facility. The Amended Facility is a non-revolving line of credit with individual loan terms of three years if funds are advanced within the first twelve months, and two years if funds are advanced during the thirteenth to the eighteenth months. Effective February 1, 2002, no more funds may be advanced. Advances under the Amended Facility: (1) must be secured by assets based on specified aggregate loan to value and debt service coverage ratios, (2) bear interest at an annual rate of one month London Interbank Offering Rate ("LIBOR") plus a spread ranging from 245 to 295 basis points, based on loan to value ratios, and (3) may be drawn only during the first eighteen months of the credit facility. Additional provisions include a -1/2% commitment fee, a minimum net worth covenant of $175.0 million, cross-default and cross-collateralization requirements with respect to debt and properties within the Amended Facility, and under certain conditions an exit fee. Advances under the Amended Facility may be used to fund acquisitions, expansions, renovations, financing and refinancing of real estate. As of March 31, 2002, the Company had $66.1 million outstanding under the $155 million Amended Facility. Interest rate caps in the notional amount of $87.3 million were purchased upon closing of the Amended Facility. Pursuant to the Amended Facility, the Company is required to make monthly escrow payments for the payment of tenant improvements and repair reserves.

On March 28, 2002 the Company entered into a Mezzanine Loan Agreement ("Mezzanine Agreement") with GMAC for an amount not to exceed $18.5 million in the form of a revolving credit facility. Under terms of the Mezzanine Agreement, the facility will be used for acquisitions, capital expenditures, and general corporate purposes. The Mezzanine Agreement calls for an interest rate of the greater of 7 percent, or one month LIBOR plus 375 basis points. The term of the line expires on August 31, 2003, which is the maturity date of the Company's $155 million Amended Facility. At March 31, 2002 there was no outstanding balance on this credit facility.

In 1996, Kranzco entered into a seven year, fixed rate real estate mortgage loan in the principal amount of $181.7 million (the " Mortgage Loan"), at a weighted average interest rate of 7.96%, which is inclusive of trustee and servicing fees. The Mortgage Loan is secured by twenty seven-shopping center properties (the "Mortgaged Properties"). The entire outstanding principal balance of the Mortgage Loan is due in June 2003. The Mortgage Loan requires maintenance of a sinking fund account and a capital and tenant improvement (TI) reserve account. All funds in the capital and TI reserve account may be used to fund capital improvements, repairs, alterations, tenant improvements and leasing commissions at the Mortgaged Properties.

In 1998, Kranzco obtained a $65.9 million fixed rate mortgage from Salomon Brothers Realty Corp. This loan is secured by a first mortgage on nine properties acquired by Kranzco in September 1998. The mortgage loan bears a fixed interest rate of 7% per annum and requires monthly payments of interest and principal based on a 30-year amortization. The mortgage matures on October 1, 2008. The outstanding balance on the mortgage was approximately $63.7 million as of March 31, 2002. Pursuant to the mortgage, the Company is required to make monthly escrow payments for the payment of tenant improvements and repair reserves.

In addition, the Company has thirty mortgage loans outstanding as of March 31, 2002 which were primarily assumed in connection with various acquisitions of certain shopping centers. These mortgage loans have maturity dates ranging from 2002 through 2028. Twenty-one of the thirty mortgage loans have fixed interest rates ranging from 6.08% to 10.28%. The outstanding principal balance on these mortgage loans at March 31, 2002 was approximately $151.7 million. Three mortgage loans with an outstanding principal balance at March 31, 2002 of $3.1 million have interest rates payable at a rate adjusted each year equal to the sum of Moody's A Corporate Bond Index Daily Rate plus 0.125% per annum, rounded up to the next highest 1/8 percentage rate. Two mortgage loans with an outstanding principal balance at March 31, 2002 of $6.3 million have interest rates payable at a rate adjusted each year equal to the sum of Moody's A Corporate Bond Index Daily Rate minus 0.125% per annum, rounded up to the next highest 1/8 percentage rate. One mortgage loan with an outstanding principal balance at March 31, 2002 of $1.5 million has an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 2.5%. One mortgage loan with an outstanding principal balance at March 31, 2002 of $3.2 million has an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 1.6%. One mortgage loan with an outstanding principal balance at March 31, 2002 of $5.4 million has an interest rate payable at a rate adjusted semi-annually to the sum of 6 month LIBOR plus 1.85%. One mortgage loan with an outstanding principal balance at March 31, 2002 of $6.5 million has an interest rate payable at a rate adjusted monthly to the sum of the bank's prime rate plus .25%.

The Company also has $21.0 million of borrowings consisting of Collateralized Mortgage Obligations, net of unamortized discount, with a fixed effective interest rate of 8.84%which are collateralized by the Recreation Notes and require self-amortizing principal and interest payments through March 2007.

The Company has a line of credit with Wachovia Bank in the amount of $3.2 million. This line is secured by a shopping center and has an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 1.8%. The line of credit matures on August 1, 2003. At March 31, 2002 there was no outstanding balance on this line of credit.

The Company has a line of credit with Wilmington Trust of Pennsylvania in the amount of $3.5 million secured by two shopping centers with an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 1.8%. The line of credit matures on June 30, 2002. At March 31, 2002 there was no outstanding balance on this line of credit.

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

Subsequent Events

On April 16, 2002, the Company signed an agreement to purchase 11,155 Series A-1 Increasing Rate Cumulative Convertible Preferred Shares ("Series A-1 Preferred Shares"), from a shareholder of beneficial interest for $6.0 million, which shares constitute all of our outstanding Series A-1 Preferred Shares. The Company expects to close the purchase of the Series A-1 Preferred Shares on May 15, 2002.

On April 18, 2002, the Company filed a Shelf Registration Statement on Form S-3 to register $150,000,000 in common and preferred shares of beneficial interest, depository shares, warrants and debt securities. The Shelf Registration Statement became effective April 17, 2002.

On April 26, 2002, the Company completed the acquisition of a 75,400 square foot shopping center in Killingly, Connecticut for a purchase price of $8.3 million including transaction costs. The center is anchored by a 50,000 square foot supermarket.

On May 9, 2002, the Company agreed to sell 2.3 million of its common shares of beneficial interest to Cohen & Steers Capital Management, Inc. ("Cohen & Steers"), on behalf of itself and as investment adviser to certain investment advisory clients. The Company intends to use the estimated net proceeds of $31.3 million for acquisitions, debt reductions, and other corporate purposes. The purchase agreement provides that the obligation to purchase the common shares of beneficial interest is subject to certain closing conditions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary exposure to market risk is to changes in interest rates. The Company has both fixed and variable rate debt. The Company has $510.2 million of debt outstanding as of March 31, 2002 of which $418.1 million, or 82.23%, has been borrowed at fixed rates ranging from 6.08% to 10.28% with maturities through 2028. As these debt instruments mature, the Company typically refinances such debt at their existing market interest rates which may be more or less than interest rates on the maturing debt. Changes in interest rates have different impacts on the fixed and variable rate portions of the Company's debt portfolio. A change in interest rates impacts the net market value of the Company's fixed rate debt, but has no impact on interest incurred or cash flows on the Company's fixed rate debt. Interest rate changes on variable debt impacts the interest incurred and cash flows but does not impact the net market value of the debt instrument. Based on the variable rate debt of the Company as of March 31, 2002, a 100 basis point increase in interest rates would result in an additional $900,000 in interest incurred per year and a 100 basis point decline would lower interest incurred by $900,000. To ameliorate the risks of interest rate increases, the Company has entered into interest rate swap and cap agreements in the notional amounts of $32.5 million and $87.3 million, respectively.

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

                  None.

ITEM 5.           Other Information

                  Not Applicable.

ITEM 6.           Exhibits and Reports on Form 8-K:

Exhibits:

10.78 Purchase Agreement between the Company and Cohen & Steers Capital Management, Inc., dated as of May 9, 2002.

10.79 Preferred Stock Redemption Agreement between the Company and David H. Hillman, dated as of April 16, 2002.

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

                            KRAMONT REALTY TRUST
                            -------------------------------------
                                 (Registrant)

May 14, 2002                /s/ Louis P. Meshon, Sr.
                            -------------------------------------
                            Louis P. Meshon Sr., President


May 14, 2002                /s/ Etta M. Strehle
                            -------------------------------------
                            Etta M. Strehle, Chief Accounting Officer


May 14, 2002                /s/ Carl E. Kraus
                            -------------------------------------
                            Carl E. Kraus, Chief Financial Officer and Treasurer