Form 10-Q
period 2002-06-30
KRAMONT REALTY TRUST
filed 2002-08-13
CIK 1111205

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2002

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934

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


       Registrant's telephone number, including area code: (610) 825-7100


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---    ----

Number of Common Shares of Beneficial Interest, par value $.01 per share, as of August 10, 2002: 21,265,985

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                 (unaudited)
                                   ASSETS                                          June 30,       December 31,
                                                                                     2002             2001
                                                                                     ----             ----
Real estate - income producing, net of accumulated depreciation                   $ 688,176         $ 684,608
Properties held for sale                                                             11,138            11,742
Mortgage notes receivable                                                            34,537            35,340
Investments in unconsolidated affiliates                                              3,016             3,065
Cash and cash equivalents (includes $1,684 and $1,718 restricted)                    23,470            10,904
Other assets                                                                         21,461            23,501
                                                                                  ---------         ---------
         Total assets                                                             $ 781,798         $ 769,160
                                                                                  =========         =========

                   LIABILITIES AND BENEFICIARIES' EQUITY

LIABILITIES:
Mortgages and notes payable                                                       $ 502,162         $ 510,212
Accounts payable and other liabilities                                               13,388            11,094

Distributions payable                                                                 9,082             8,394
                                                                                  ---------         ---------
         Total liabilities                                                          524,632           529,700
                                                                                  ---------         ---------
Minority interests in Operating Partnerships                                         19,823            20,437
                                                                                  ---------         ---------
BENEFICIARIES' EQUITY:
Preferred shares of beneficial interest                                                  30                30
Common shares of beneficial interest, $0.01 par value; authorized
96,683,845 shares; outstanding, 21,237,095 and 18,872,295 at June 30, 2002
and December 31, 2001, respectively                                                     212               189
Additional paid-in capital                                                          209,571           177,553
Retained earnings                                                                    38,005            45,574
Accumulated other comprehensive loss                                                 (1,371)           (1,214)
Treasury stock,  A-1 increasing rate cumulative preferred shares of beneficial interest, 11,155 shares at June 30, 2002 and December 31, 2001,
respectively, at cost                                                                (6,070)               --
Treasury stock,  Redeemable preferred shares of beneficial interest
Series D, 146,800 shares at June 30, 2002 and December 31, 2001,
respectively, at cost                                                                (2,349)           (2,349)
                                                                                  ---------         ---------
                                                                                    238,028           219,783

  Unearned compensation on restricted shares of beneficial interest                    (685)             (760)
                                                                                  ---------         ---------
         Total beneficiaries' equity                                                237,343           219,023
                                                                                  ---------         ---------
         Total liabilities and beneficiaries' equity                              $ 781,798         $ 769,160
                                                                                  =========         =========

          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                               Three Months Ended                      Six Months Ended
                                                                    June 30,                               June 30,
                                                                    --------                               --------
                                                            2002                2001              2002                 2001
                                                            ----                ----              ----                 ----
Revenues:
  Rent                                                 $    26,006        $    25,018         $    51,545         $    50,692
  Interest, principally from mortgage notes                  1,214              1,309               2,428               2,693
  Other                                                         --                 --                  --                 894
                                                       -----------        -----------         -----------         -----------
                                                            27,220             26,327              53,973              54,279
                                                       -----------        -----------         -----------         -----------
Expenses:
  Interest                                                   9,262              9,538              18,629              19,302
  Operating                                                  7,069              6,784              14,171              14,518
  Depreciation and amortization                              4,294              3,840               8,395               7,602
  General and administrative                                 1,813              1,928               3,432               3,736
                                                       -----------        -----------         -----------         -----------
                                                            22,438             22,090              44,627              45,158
                                                       -----------        -----------         -----------         -----------
                                                             4,782              4,237               9,346               9,121
Equity in income of unconsolidated affiliates                  209                187                 380                 379
Minority interests in income of
  Operating Partnerships                                      (246)              (166)               (477)               (376)
                                                       -----------        -----------         -----------         -----------
Net income from continuing operations                        4,745              4,258               9,249               9,124
Results from discontinued operations:
  Income (loss) from operations of
   properties sold or held for sale                           (217)             2,961                (327)              3,193
  Gain on sale of properties                                    --              1,618                 212               1,618
  Minority interest in discontinued operations                  17               (300)                  9                (315)
                                                       -----------        -----------         -----------         -----------
Net income (loss) from discontinued operations                (200)             4,279                (106)              4,496
                                                       -----------        -----------         -----------         -----------
Net Income                                                   4,545              8,537               9,143              13,620
                                                       -----------        -----------         -----------         -----------
Preferred share distribution                                 1,793              1,882               3,677               3,759
                                                       -----------         ----------         -----------         -----------
Net income to common shareholders                      $     2,752        $     6,655         $     5,466         $     9,861
                                                       ===========        ===========         ===========         ===========
Per common share:
  Net income from continuing operations,
        basic and diluted                              $       .15        $       .12         $       .29         $       .29
  Net income from discontinued operations,
        basic and diluted                              $      (.01)       $       .23         $      (.01)        $       .24
                                                       ===========        ===========         ===========         ===========
  Total net income per share, basic and diluted        $       .14        $       .35         $       .28         $       .53
                                                       ===========        ===========         ===========         ===========
  Dividends declared                                   $      .325        $      .325         $       .65         $       .65
                                                       ===========        ===========         ===========         ===========
  Average common shares outstanding:
    Basic                                               20,063,610         18,766,793          19,471,244          18,759,891
                                                       ===========        ===========         ===========         ===========
    Diluted                                             20,081,672         18,772,286          19,489,306          18,765,384
                                                       ===========        ===========         ===========         ===========


          See accompanying notes to consolidated financial statements

              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
                             (dollars in thousands)
                                   (unaudited)


                                                 Three months ended June 30,     Six months ended June 30,
                                                 ---------------------------     -------------------------
                                                     2002           2001          2002            2001
                                                     ----           ----          ----            ----
Net income                                          $4,545         $8,537        $9,143         $13,620
Change in fair value of cash flow hedges              (743)            93          (714)           (584)

Reclassification adjustment for hedge losses
        (gains) included in net income                 265             30           557              27
                                                    ------         ------        ------         -------
Comprehensive income                                $4,067         $8,660        $8,986         $13,063
                                                    ======         ======        ======         =======


                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                                2002            2001
                                                                                ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities                                    $ 22,435         $ 15,974
                                                                             --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections on mortgage notes receivable                                        803              845
  Acquisitions, net of cash acquired                                           (8,392)            (321)
  Capital improvements                                                         (3,588)          (5,509)
  Net proceeds from the sale of real estate                                       982            9,244
  Change in restricted cash                                                        34              (92)
  Other                                                                            27              (77)
                                                                             --------         --------
Net cash provided by (used in) investing activities                           (10,134)           4,090
                                                                             --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                      3,074            3,250
  Repayments of borrowings                                                    (11,124)          (9,925)
  Deferred finance costs                                                         (379)            (161)
  Cash distributions paid on common shares                                    (12,273)         (12,194)
  Cash distributions paid on preferred shares                                  (3,859)          (3,755)
  Cash received from stock issuance                                            31,271               --
  Cash received from stock options exercised                                      635              597
  Repurchase of Preferred Stock                                                (6,071)              --
  Distributions to minority interests                                            (975)            (856)
                                                                             --------         --------
Net cash provided by (used in) financing activities                               299          (23,044)
                                                                             --------         --------
Net increase (decrease)  in unrestricted cash and cash equivalents             12,600           (2,980)
Unrestricted cash and cash equivalents at the beginning of the period           9,186           10,367
                                                                             --------         --------
Unrestricted cash and cash equivalents at the end of the period              $ 21,786         $  7,387
                                                                             ========         ========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                     $ 18,051         $ 20,166
                                                                             ========         ========


          See accompanying notes to consolidated financial statements.

                     KRAMONT REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) ORGANIZATION AND BUSINESS

Kramont Realty Trust, a Maryland real estate investment trust ("Kramont"), is a self-administered, self-managed equity real estate investment trust ("REIT"), which is engaged in the ownership, acquisition, redevelopment, management and leasing of community and neighborhood shopping centers. Kramont does not directly own any assets other than its interest in Kramont Operating Partnership, L.P. ("Kramont OP") and conducts its business through Kramont OP and its affiliated entities, including Montgomery CV Realty, L.P. ("Montgomery OP", together with Kramont OP and their wholly-owned subsidiaries, hereinafter collectively referred to as the "OPs", which together with Kramont are hereinafter referred to as the "Company"). The OP's, directly or indirectly, own all of the Company's assets, including its interest in shopping centers. Accordingly, the Company conducts its operations through an Umbrella Partnership REIT ("UPREIT") structure. As of June 30, 2002, the Company owned 92.17% of Kramont OP and is its sole general partner. As of June 30, 2002, Kramont indirectly owned 99.87% of the limited partnership interest of Montgomery OP and owned 100% of its sole general partner. As of June 30, 2002, the OP's owned and operated 80 shopping centers and two office buildings, and managed 5 shopping centers for third parties, located in 16 states aggregating approximately 11.6 million square feet.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information please refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(2) CHANGES TO SIGNIFICANT POLICIES AND PROCEDURES

The company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002. SFAS 144 resolves significant implementation issues related to SFAS No. 121, Accounting for the Impairment of Long - Lived Assets and for Long-Lived Assets to Be Disposed of. SFAS 144 supercedes SFAS 121, but it retains its fundamental provisions. SFAS 144 retains the requirement of SFAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset within the scope of SFAS 144 is not recoverable from its undiscounted cash flow and exceeds its fair value. SFAS 144 requires the presentation of individual shopping centers sold or held for sale, that meet specific criteria, at the lower of its carrying amount or fair value. The statement expands the use of discontinued operation s (see Note 4). The provisions of SFAS 144 generally are applied prospectively and the adoption of SFAS 144 resulted in the reclassification of the statement of operations

(3) ACQUISITIONS

On April 26, 2002, the Company completed the acquisition of a 75,400 square foot shopping center in Killingly, Connecticut for a purchase price of $8.4 million including transaction costs. The center is anchored by a 50,000 square foot supermarket and is unencumbered.

(4) DISCONTINUED OPERATIONS

The Company has determined that certain properties do not fit the Company's core-portfolio. As a result, these properties have been sold, are under contact of sale, or are held for sale. The Company sold three shopping centers during 2001. They include shopping centers located in Baltimore, Maryland sold on April 13, Brookhaven, Mississippi sold on August 30, and Frederick, Maryland sold on October 12. The properties held for sale at June 30, 2002 include a shopping center in Columbus, Mississippi, a shopping center in Hamden, Connecticut and three parcels of undeveloped land in Florida. There was no debt on the properties held for sale at June 30, 2002. The Company anticipates disposing of the assets held for sale prior to the end of 2003. The following schedule reconciles the revenues of these properties sold or held for sale to the net income (loss) from discontinued operations (in thousands):

                                                                         Three Months Ended            Six Months Ended
                                                                               June 30,                     June 30,
                                                                               --------                     --------
                                                                          2002          2001           2002          2001
                                                                          ----          ----           ----          ----
Revenues - properties sold                                               $  --         $3,377         $  14         $4,066
Revenues - properties held for sale                                         56            138            91            242
Expenses - properties sold                                                  --           (345)           (7)          (759)
Expenses - properties held for sale                                       (273)          (209)         (425)          (356
                                                                         -----         ------         -----         ------
Income (loss) from operations of properties sold or held for sale         (217)         2,961           327          3,193
Gain on sale of properties                                                  --          1,618           212          1,618
Minority interest in discontinued operations                                17           (300)            9           (315)
                                                                         -----         ------         -----         ------
Net income (loss) from discontinued operations                           $(200)        $4,279         $(106)        $4,496
                                                                         =====         ======         =====         ======


(5) REAL ESTATE

(a) Real Estate is located in 16 states and consists of (in thousands):

                                                   June 30, 2002     December 31, 2001
                                                   -------------     -----------------
Income producing:
Land                                                  $122,052          $120,479
Shopping centers                                       601,333           591,265
Office buildings                                         5,067             5,014
                                                      --------          --------
Total                                                  728,452           716,758
Less accumulated depreciation                          (40,276)          (32,150)
                                                      --------          --------
Net real estate - income producing                    $688,176          $684,608
                                                      ========          ========

Properties held for sale (at carrying amount):

Land                                                  $  1,231          $  1,331
Shopping centers                                         4,515             4,959
Undeveloped land                                         5,392             5,452
                                                      --------          --------
Properties held for sale                              $ 11,138          $ 11,742
                                                      ========          ========

(b) Real Estate with a net book value of $644.3 million, at June 30, 2002, is pledged as collateral for borrowings (see Note 7).

(6) MORTGAGE NOTES RECEIVABLE

At June 30, 2002, the Company's mortgage notes receivable consisted of $34.5 million collateralized by first mortgages on the recreation facilities at three Century Village adult condominium communities in southeast Florida (collectively, the "Recreation Notes"). The Recreation Notes provide for self-amortizing equal monthly principal and interest payments due through 2012, bear interest ranging from 8.84% to 13.5% per annum and contain certain prepayment prohibitions. The Recreation Notes are pledged as collateral for certain borrowings (see Note 7).

(7) BORROWINGS

Borrowings consist of (in thousands):

                                                                    June 30,      December 31,
                                                                     2002            2001
                                                                     ----            ----
Mortgage notes payable through June 2003, interest
only fixed payments at an average rate of 7.96% per
annum, collateralized by mortgages on
twenty-seven shopping centers                                       $181,700        $181,700

Mortgage notes payable through August 2028,
interest ranging from 6.08% to 9.38% per annum,
collateralized by mortgages on twenty-five shopping centers          170,706         176,758

Mortgage notes payable through August 2003
under $155 million credit facility,
interest at one month LIBOR (1.84% at June 30, 2002)
plus a minimum of 2.45% to a maximum of 2.95%,
collateralized by mortgages on thirteen shopping centers              66,103          66,103

Mortgage notes payable through October 2008
under a mortgage loan, interest fixed at 7.00% per
annum, collateralized by mortgages on nine shopping centers           63,526          63,846

Collateralized Mortgage Obligations, net of
unamortized discount of $206,000 and $245,000
based on a fixed effective interest rate of 8.84% per
annum, collateralized by certain of the Recreation
Notes (see Note 6), quarterly self-amortizing
principal and interest payments required through
March 2007                                                            20,127          21,805
                                                                    --------        --------
Totals                                                              $502,162        $510,212
                                                                    ========        ========


(8) BENEFICIARIES EQUITY

On April 3, 2002, the Company filed a Shelf Registration Statement on Form S-3 ("Shelf Registration") to register $150,000,000 in common and preferred shares of beneficial interest, depository shares, warrants and debt securities. The Shelf Registration Statement became effective April 17, 2002.

On May 15, 2002, the Company purchased 11,155 Series A-1 Increasing Rate Cumulative Convertible Preferred Shares ("Series A-1 Preferred Shares") , for $6.0 million plus costs, which shares constitute all of our outstanding Series A-1 Preferred Shares.

On May 16, 2002, under the Shelf Registration, the Company sold 2.3 million of its common shares of beneficial interest to Cohen & Steers Capital Management, Inc. ("Cohen & Steers"), on behalf of itself and as investment adviser to certain investment advisory clients. The Company used $6.0 million for the purchase of Series A-1 Preferred Shares, $8.4 million for the purchase of a shopping center in Killingly , Connecticut, and paid down debt in the amount of $8.0 million. The Company intends to use the balance of the proceeds for acquisitions, debt reductions, and other corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                              RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 and 2001

Net Income

For the quarter ended June 30, 2002, net income to holders of common shares of beneficial interest was $2.8 million or $.14 per common share compared to $6.7 million or $.35 per common share for the same period of 2001.

During the quarter ended June 30, 2002, rent revenue and operating expenses increased by $988,000 and $285,000, respectively (a net rental income increase of $703,000). The rent revenue increase is primarily due to increased rentals in the existing portfolio in the amount of $603,000 and the acquisition of two shopping centers on December 27, 2001 and April 26, 2002 in the amount of $808,000 offset by tenant bankruptcies in the amount of $423,000. Operating expenses increased during the second quarter of 2002 primarily due to the purchase of two shopping centers in the amount of and $144,000.

Interest expense decreased by $276,000 during the second quarter of 2002 primarily as a result of a decrease in rates on the Company's variable rate debt and the repayment of borrowings in the amounts of $317,000 and $204,000, respectively, offset by an increase in borrowings primarily due to the assumption of debt in the acquisition of a shopping center on December 27, 2001 in the amount of $245,000.

Depreciation and amortization increased by $454,000 due to additional expense incurred in the amount of $318,000 as a result of capital expenditures and additional expense of $136,000 as a result of the acquisition of two shopping centers on December 27, 2001 and April 26, 2002.

Interest income decreased by $95,000 during the second quarter of 2002, primarily attributable to scheduled repayments of mortgage notes receivable (see
Note 6) which are long term and require self-amortizing payments through 2012.

General and administrative expenses decreased by $115,000 principally due to lower professional fees in the amount of $55,000 and lower performance related bonuses paid in the amount of $145,000, offset by higher salary expense for the three months ended June 30, 2002.

Net income (loss) from discontinued operations was ($200,000) for the second quarter of 2002 compared to $4,279,000 for the second quarter of 2001. The 2002 amount includes a net loss from the operations of the property sold and properties held for sale. The 2001 amount consisted of a gain from the sale of real estate in the amount of $1.6 million and other income, primarily in the form of termination fees. The 2001 amount includes the net income from properties sold in 2001 and 2002, as well as the properties held for sale.

               Six Months Ended June 30,  2002 and 2001

For the six months ended June 30, 2002, net income to common shareholders of beneficial interest was $5.5 million or $.28 per common share compared to $9.9 million or $.53 per common share for the same period of 2001.

During the six months ended June 30, 2002, rent revenue increased by $853,000 and operating expenses decreased by $347,000 (a net rental income increase of $1.2 million). The rent revenue increase is primarily due to increased rentals in the existing portfolio in the amount of $286,000 and the acquisition of two shopping centers on December 27, 2001 and April 26, 2002 in the amount of $1.4 million, offset by tenant bankruptcies in the amount of $823,000. Operating expenses decreased during the six months ended June 30, 2002 primarily due to less snow removal costs in 2002 in the amount of $1.1 million, offset by the acquisition of two shopping centers in the amount of $253,000.

Interest income decreased by $265,000 during the first six months of 2002, primarily attributable to scheduled repayments of mortgage notes receivable (see
Note 6), which are long term and require self-amortizing payments through 2012.

Interest expense decreased by $673,000 during the first six months of 2002 primarily as a result of a decrease in rates on the Company's variable rate debt and the repayment of borrowings in the amounts of $757,000 and $404,000, respectively, offset by an increase in borrowings primarily due to the assumption of debt in the acquisition of a shopping center on December 27, 2001 in the amount of $488,000.

Depreciation and amortization increased by $793,000 primarily due to additional expense of $562,000 as a result of capital expenditures and the additional expense of $231,000 as a result of the acquisition of two shopping centers on December 27, 2001 and April 26, 2002.

General and administrative expenses decreased by $304,000 principally due to lower professional fees in the amount of $65,000 and a decrease in performance related bonuses in the amount of $250,000 paid for the six months ended June 30, 2002, offset by higher salary expense.

Funds From Operations

Funds From Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts (NAREIT), consists of net income (computed in accordance with generally accepted accounting principles) before depreciation and amortization of real property, extraordinary items and gains and losses on sales of real estate.

The following schedule reconciles FFO to net income (in thousands):

                                                         Three Months Ended               Six Months Ended
                                                                June 30,                      June 30,
                                                         2002           2001            2002            2001
                                                         ----           ----            ----            ----
Net income to common shareholders                       $2,752        $ 6,655         $ 5,466         $ 9,861
Depreciation and amortization of real
property (including unconsolidated affiliates) *         4,024          3,703           7,856           7,344
Gain on sale of real estate*                                --         (1,512)           (196)         (1,512)
                                                        ------        -------         -------         -------
FFO                                                     $6,776        $ 8,846         $13,126         $15,693
                                                        ======        =======         =======         =======

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

                         LIQUIDITY AND CAPITAL RESOURCES

Consolidated Statements of Cash Flows

Net cash provided by operating activities, as reported in the Consolidated Statements of Cash Flows, amounted to $22.4 million for the six months ended June 30, 2002 compared to $16.0 million for the same period in 2001. The increase in cash flow is primarily due to an increase in accounts payable and other liabilities of $2.1 million for the six months ended June 30, 2002 compared to a decrease in accounts payable and other liabilities of $4.4 million for the same period in 2001.

Net cash used in investing activities for the six months ended June 30, 2002 was $10.1 million compared to $4.1 million provided by investing activities for the same period in 2001. The 2002 amounts reflect $8.4 million used for the acquisition of real estate and $3.6 million of capital improvements offset by net proceeds from the sale of real estate in the amount of $982,000 and $803,000 of collections on mortgage notes receivable. The 2001 amounts reflect $5.5 million of capital improvements, as well as payments of $321,000 towards accrued acquisition costs, offset by $845,000 of collections on mortgage notes receivable and $9.2 of net proceeds from the sale of real estate.

Net cash provided by financing activities increased to $299,000 for the six months ended June 30, 2002 from net cash used in financing activities of $23.0 million in the same period in 2001. The 2002 amounts consist of proceeds of $31.3 million from the issuance of common shares of beneficial interest, $635,000 from the issuance of common shares of beneficial interest due to options exercised, and $3.1 million of proceeds from borrowings, offset by cash distributions of $16.1 million to shareholders and $975,000 to minority interests, $11.1 million repayment of borrowings, and $6.1 million for the repurchase of Series A-1 Increasing Rate Cumulative Convertible Preferred Shares. The 2001 amounts consist of cash distributions of $15.9 million to shareholders and $856,000 to minority interests, partially offset by $3.3 million of proceeds from borrowings.

Borrowings

At June 30, 2002, the Company's contractual debt obligations are as follows:

                             Payments Due by Period
                                  (in millions)

     Less than 1 year      1 to 3 years      4 to 5 years       After 5 years
         $6.0                 $340.1            $31.5             $124.6

At June 30, 2002, borrowings were $502.2 million. Scheduled principal payments over the remainder of this year and the next four years are $377.6 million with $124.6 million due thereafter. Borrowings consist of $417.9 million of fixed rate indebtedness, with a weighted average interest rate of 7.70% at June 30, 2002, and $84.3 million of variable rate indebtedness with a weighted average interest rate of 4.99% at June 30, 2002. The borrowings are collateralized by a substantial portion of the Company's real estate and three Century Village adult condominium communities in southeast Florida (collectively, the "Recreation Notes"). The Company expects to refinance certain of these borrowings, at or prior to maturity, through new mortgage loans on real estate. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancing can be achieved.

Effective August 1, 2000, the Company entered into an Amended and Restated Loan and Credit Facility

Agreement (the "Amended Facility") with GMAC Commercial Mortgage ("GMAC") wherein GMAC increased an existing $100 million facility to a $155 million facility. The Amended Facility is a non-revolving line of credit with individual loan terms of three years if funds are advanced within the first twelve months, and two years if funds are advanced during the thirteenth to the eighteenth months. Effective February 1, 2002, no more funds may be advanced. Advances under the Amended Facility: (1) must be secured by assets based on specified aggregate loan to value and debt service coverage ratios, (2) bear interest at an annual rate of one month London Interbank Offering Rate ("LIBOR") plus a spread ranging from 245 to 295 basis points, based on loan to value ratios, and
(3) may be drawn only during the first eighteen months of the credit facility. Additional provisions include a -1/2% commitment fee, a minimum net worth covenant of $175.0 million, cross-default and cross-collateralization requirements with respect to debt and properties within the Amended Facility, and under certain conditions an exit fee. Advances under the Amended Facility may be used to fund acquisitions, expansions, renovations, financing and refinancing of real estate. As of June 30, 2002, the Company had $66.1 million outstanding under the $155 million Amended Facility. Interest rate caps in the notional amount of $87.3 million were purchased upon closing of the Amended Facility. Pursuant to the Amended Facility, the Company is required to make monthly escrow payments for the payment of tenant improvements and repair reserves.

On March 28, 2002 the Company entered into a Mezzanine Loan Agreement ("Mezzanine Agreement") with GMAC for an amount not to exceed $18.5 million in the form of a revolving credit facility. Under terms of the Mezzanine Agreement, the facility will be used for acquisitions, capital expenditures, and general corporate purposes. The Mezzanine Agreement calls for an interest rate of the greater of 7 percent, or one month LIBOR plus 375 basis points. The term of the line expires on August 1, 2003, which is the maturity date of the Company's $155 million Amended Facility. At June 30, 2002 there was no outstanding balance on this credit facility.

In 1996, the Company entered into a seven year, fixed rate real estate mortgage loan in the principal amount of $181.7 million (the " Mortgage Loan"), at a weighted average interest rate of 7.96%, which is inclusive of trustee and servicing fees. The Mortgage Loan is secured by twenty seven-shopping center properties (the "Mortgaged Properties"). The entire outstanding principal balance of the Mortgage Loan is due in June 2003. The Mortgage Loan requires maintenance of a sinking fund account and a capital and tenant improvement (TI) reserve account. All funds in the capital and TI reserve account may be used to fund capital improvements, repairs, alterations, tenant improvements and leasing commissions at the Mortgaged Properties.

In 1998,the Company obtained a $65.9 million fixed rate mortgage from Salomon Brothers Realty Corp. This loan is secured by a first mortgage on nine properties acquired by the Company in September 1998. The mortgage loan bears a fixed interest rate of 7% per annum and requires monthly payments of interest and principal based on a 30-year amortization. The mortgage matures on October 1, 2008. The outstanding balance on the mortgage was approximately $63.5 million as of June 30, 2002. Pursuant to the mortgage, the Company is required to make monthly escrow payments for the payment of tenant improvements and repair reserves.

In addition, the Company has twenty-seven mortgage loans, collateralized by twenty-five properties, outstanding as of June 30, 2002 which were primarily assumed in connection with various acquisitions of certain shopping centers. These mortgage loans have maturity dates ranging from 2002 through 2028. Twenty-one of the twenty-seven mortgage loans have fixed interest rates ranging from 6.08% to 9.38%. The outstanding principal balance on these mortgage loans at June 30, 2002 was approximately $152.5 million. Three mortgage loans with an outstanding principal balance at June 30, 2002 of $3.1 million have interest rates payable at a rate adjusted each year equal to the sum of Moody's A Corporate Bond Index Daily Rate plus 0.125% per annum, rounded up to the next highest 1/8 percentage rate. One mortgage loan with an outstanding principal balance at June 30, 2002 of $3.2 million has an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 1.6%. One mortgage loan with an outstanding principal balance at

June 30, 2002 of $5.4 million has an interest rate payable at a rate adjusted semi-annually to the sum of 6 month LIBOR plus 1.85%. One mortgage loan with an outstanding principal balance at June 30, 2002 of $6.5 million has an interest rate payable at a rate adjusted monthly to the sum of the bank's prime rate minus .25%.

The Company also has 20.1 million of borrowings consisting of Collateralized Mortgage Obligations, net of unamortized discount, with a fixed effective interest rate of 8.84%which are collateralized by the Recreation Notes and require self-amortizing principal and interest payments through March 2007.

The Company has a line of credit with Wachovia Bank in the amount of $3.2 million. This line is secured by a shopping center and has an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 1.8%. The line of credit matures on August 1, 2003. At June 30, 2002 there was no outstanding balance.

The Company has a line of credit with Wilmington Trust of Pennsylvania in the amount of $3.5 million secured by two shopping centers with an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 1.8%. The line of credit matures on June 30, 2003. At June 30, 2002 there was no outstanding balance.

Capital Resources

On April 3, 2002, the Company filed a Shelf Registration Statement on Form S-3 ("Shelf Registration") to register $150,000,000 in common and preferred shares of beneficial interest, depository shares, warrants and debt securities. The Shelf Registration Statement became effective April 17, 2002.

On May 15, 2002, the Company purchased 11,155 Series A-1 Increasing Rate Cumulative Convertible Preferred Shares ("Series A-1 Preferred Shares") , for $6.0 million plus costs, which shares constitute all of our outstanding Series A-1 Preferred Shares.

On May 16, 2002, under the Shelf Registration, the Company sold 2.3 million of its common shares of beneficial interest to Cohen & Steers Capital Management, Inc. ("Cohen & Steers"), on behalf of itself and as investment adviser to certain investment advisory clients. The Company used $6.0 million for the purchase of Series A-1 Preferred Shares, $8.4 million for the purchase of a shopping center in Killingly , Connecticut, and paid down debt in the amount of $8.0 million. The Company intends to use the balance of the proceeds for acquisitions, debt reductions, and other corporate purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary exposure to market risk is to changes in interest rates. The Company has both fixed and variable rate debt. The Company has $502.2 million of debt outstanding as of June 30, 2002 of which $418.0 million, or 83.23%, has been borrowed at fixed rates ranging from 6.08% to 9.38% with maturities through 2028. As these debt instruments mature, the Company typically refinances such debt at their existing market interest rates which may be more or less than interest rates on the maturing debt. Changes in interest rates have different impacts on the fixed and variable rate portions of the Company's debt portfolio. A change in interest rates impacts the net market value of the Company's fixed rate debt, but has no impact on interest incurred or cash flows on the Company's fixed rate debt. Interest rate changes on variable debt impacts the interest incurred and cash flows but does not impact the net market value of the debt instrument. Based on the variable rate debt of the Company as of June 30, 2002, a 100 basis point increase in interest rates would result in an additional $840,000 in interest incurred per year and a 100 basis point decline would lower interest incurred by $840,000. To ameliorate the risks of interest rate increases, the Company has entered into interest rate swap and cap agreements in the notional amounts of $32.5 million and $87.3 million, respectively.

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

                  An annual meeting of the shareholders of the Company was held on June 11, 2002. Proxies for the meeting were solicited by the Company pursuant to Regulation 14 under the Securities Exchange Act of 1934. In connection with Proposal 1 regarding the election of trustees, there was no solicitation in opposition to the management's nominees as listed in the proxy statement and all of such nominees were elected. There were no broker non-votes in connection with such proposal.

                  Votes of 16,764,814 common shares of beneficial interest (including the number of Series B-1 preferred shares equal to the number of common shares into which the Series B preferred shares were convertible) were cast for the election of Louis
                  P. Meshon, Sr. as a Trustee; votes of 169,309 common shares were withheld. In addition, there were no broker non-votes in connection with such proposal.

                  Votes of 16,798,614 common shares of beneficial interest (including the number of Series B-1 preferred shares equal to the number of common shares into which the Series B preferred shares were convertible) were cast for the election of Milton
                  S. Schneider as a Trustee; votes of 135,509 common shares were withheld. In addition, there were no broker non-votes in connection with such proposal. Votes of 16,798,283 common shares of beneficial interest (including the number of Series B-1 preferred shares equal to the number of common shares into which the Series B preferred shares were convertible) were cast for the election of Alan L. Shulman as a Trustee; votes of 135,840 common shares were withheld. In addition, there were no broker non-votes in connection with such proposal.

                  In connection with Proposal 2, there was no solicitation in opposition of the ratification of the appointment of BDO Seidman, LLP as the Company's independent public accounts as set forth in the proxy statement and such appointment was ratified.

                  Votes of 16,785,544 common shares of beneficial interest (including the number of Series B-1 preferred shares equal to the number of common shares into which the Series B preferred shares were convertible) were cast for the ratification of the appointment of BDO Seidman, LLP as the Company's independent public accountants; votes of 88,579 common shares were against; votes of 60,000 common shares abstained. In addition, there were no broker non-votes in connection with such proposal.

ITEM 5.           Other Information

                  Not Applicable.

ITEM 6.           Exhibits and Reports on Form 8-K:

Exhibits          None.

Reports on Form 8-K:

                  On April 18, 2002, the Company filed a Current Report on Form 8-K, reporting under Item 5 - "Other Events" the Company announced it had completed the acquisition of a shopping center in Allentown, Pennsylvania on December 27, 2001; the Company entered into an agreement for an $18.5 million revolving line of credit with GMAC Commercial Mortgage Corporation; the Company entered into an agreement to acquire a shopping center in Killingly, Connecticut; the Registration Statement on Form S-3 filed by the Company on April 3, 2002 became effective.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          KRAMONT REALTY TRUST

                          --------------------------------------------------
                                         (Registrant)

                          /s/ Louis P. Meshon, Sr.
August 12, 2002           --------------------------------------------------
                          Louis P. Meshon Sr., President


                          /s/ Etta M. Strehle
August 12, 2002           --------------------------------------------------
                          Etta M. Strehle, Chief Accounting Officer


                          /s/ Carl E. Kraus
August 12, 2002           --------------------------------------------------
                          Carl E. Kraus, Chief Financial Officer and Treasurer