Form 10-Q
period 2002-09-30
KRAMONT REALTY TRUST
filed 2002-11-05
CIK 1111205

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2002

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _______________


                         Commission File Number: 1-15923

                              KRAMONT REALTY TRUST
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Maryland                                          25-6703702
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

580 West Germantown Pike, Plymouth Meeting, PA                           19462
----------------------------------------------                        ----------
    (Address of principal executive offices)                          (Zip Code)


       Registrant's telephone number, including area code: (610) 825-7100


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of Common Shares of Beneficial Interest, par value $.01 per share, as of November 6, 2002: 21,265,985

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                               (unaudited)
                                   ASSETS                                     September 30,    December 31,
                                                                                   2002            2001
                                                                                   ----            ----
Real estate - income producing, net of accumulated depreciation                 $ 687,955       $ 684,608
Properties held for sale                                                           11,066          11,742
Mortgage notes receivable                                                          34,035          35,340
Investments in unconsolidated affiliates                                            2,979           3,065
Cash and cash equivalents (includes $1,686 and $1,718 restricted)                   7,627          10,904
Other assets                                                                       33,388          23,501
                                                                                ---------       ---------
            Total assets                                                        $ 777,050       $ 769,160
                                                                                =========       =========

                   LIABILITIES AND BENEFICIARIES' EQUITY

LIABILITIES:

Mortgages and notes payable                                                     $ 500,429       $ 510,212
Accounts payable and other liabilities                                             15,023          11,094
Distributions payable                                                               9,091           8,394
                                                                                ---------       ---------
            Total liabilities                                                     524,543         529,700
                                                                                ---------       ---------
Minority interests in Operating Partnerships                                       19,493          20,437
                                                                                ---------       ---------

BENEFICIARIES' EQUITY:

Preferred shares of beneficial interest                                                30              30
Common shares of beneficial interest, $0.01 par value; authorized
96,683,845 shares; outstanding, 21,265,985 and 18,872,295 at September 30,
2002 and December 31, 2001, respectively                                              213             189
Additional paid-in capital                                                        210,008         177,553
Retained earnings                                                                  33,791          45,574
Accumulated other comprehensive loss                                               (1,747)         (1,214)
Treasury stock,  A-1 increasing rate cumulative preferred shares of beneficial interest, 11,155 shares at September 30, 2002 and none at
December 31, 2001, at cost                                                         (6,070)             --
Treasury stock,  Redeemable preferred shares of beneficial interest Series
D, 146,800 shares at September 30, 2002 and December 31, 2001,
respectively, at cost                                                              (2,349)         (2,349)
                                                                                ---------       ---------
                                                                                  233,876         219,783
  Unearned compensation on restricted shares of beneficial interest                  (862)           (760)
                                                                                ---------       ---------
            Total beneficiaries' equity                                           233,014         219,023
                                                                                ---------       ---------
            Total liabilities and beneficiaries' equity                         $ 777,050       $ 769,160
                                                                                =========       =========

          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                               Three Months Ended              Nine Months Ended
                                                                  September 30,                  September 30,
                                                                  -------------                  -------------
                                                             2002             2001             2002             2001
                                                             ----             ----             ----             ----
Revenues:
  Rent                                                   $     26,008     $     25,062     $     77,553     $     75,754
  Interest, principally from mortgage notes                     1,206            1,291            3,634            3,984
  Other                                                            --               --               --              894
                                                         ------------     ------------     ------------     ------------
                                                               27,214           26,353           81,187           80,632
                                                         ------------     ------------     ------------     ------------
Expenses:
  Interest                                                      9,270            9,526           27,899           28,828
  Operating                                                     7,470            6,616           21,641           21,134
  Depreciation and amortization                                 4,252            3,880           12,647           11,482
  General and administrative                                    2,012            2,101            5,444            5,836
                                                         ------------     ------------     ------------     ------------
                                                               23,004           22,123           67,631           67,280
                                                         ------------     ------------     ------------     ------------
                                                                4,210            4,230           13,556           13,352
Equity in income of unconsolidated affiliates                     181              227              561              606
Minority interests in income of
  Operating Partnerships                                         (200)            (169)            (677)            (545)
                                                         ------------     ------------     ------------     ------------
Net income from continuing operations                           4,191            4,288           13,440           13,413
Results from discontinued operations:
  Income (loss) from operations of properties sold or
    held for sale                                                 226              159             (101)           3,352
  Gain (loss) on sale of properties                                --             (119)             212            1,498
  Minority interest in discontinued operations                    (16)              (3)              (7)            (318)
                                                         ------------     ------------     ------------     ------------
Net income from discontinued operations                           210               37              104            4,532
                                                         ------------     ------------     ------------     ------------
Net Income                                                      4,401            4,325           13,544           17,945
                                                         ------------     ------------     ------------     ------------
Preferred share distribution                                    1,703            1,884            5,380            5,643
                                                         ------------     ------------     ------------     ------------
Net income to common shareholders                        $      2,698     $      2,441     $      8,164     $     12,302
                                                         ============     ============     ============     ============

Per common share:
  Net income from continuing operations, basic
    and diluted                                          $        .12     $        .13     $        .40     $        .41
  Net income from discontinued operations, basic
    and diluted                                          $        .01     $        .00     $        .01     $        .24
                                                         ------------     ------------     ------------     ------------
  Total net income per share, basic and diluted          $        .13     $        .13     $        .41     $        .65
                                                         ============     ============     ============     ============
  Dividends declared                                     $       .325     $       .325     $       .975     $       .975
                                                         ============     ============     ============     ============
  Average common shares outstanding:
    Basic                                                  21,265,985       18,830,748       20,076,065       18,783,769
                                                         ============     ============     ============     ============
    Diluted                                                21,285,430       18,844,142       20,095,510       18,797,163
                                                         ============     ============     ============     ============


           See accompanying notes to consolidated financial statements

             CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
                             (dollars in thousands)
                                   (unaudited)

                                                          Three months ended       Nine months ended
                                                             September 30,           September 30,
                                                             -------------           -------------
                                                          2002         2001         2002         2001
                                                          ----         ----         ----         ----
Net income                                              $  4,401     $  4,325     $ 13,544     $ 17,945
Change in fair value of cash flow hedges                    (647)      (1,289)      (1,361)      (2,004)
Reclassification adjustment for hedge losses (gains)
included in net income                                       271          188          828          346
                                                        --------     --------     --------     --------
Comprehensive income                                    $  4,025     $  3,224     $ 13,011     $ 16,287
                                                        ========     ========     ========     ========

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                           Nine Months Ended
                                                                              September 30,
                                                                              -------------
                                                                            2002         2001
                                                                            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities                                $ 20,886     $ 20,931
                                                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections on mortgage notes receivable                                  1,305        1,287
  Acquisitions, net of cash acquired                                       (9,410)        (417)
  Capital improvements                                                     (6,480)      (9,709)
  Net proceeds from the sale of real estate                                   988       10,232
  Change in restricted cash                                                    32         (133)
  Other                                                                        50         (151)
                                                                         --------     --------
Net cash (used in) provided by investing activities                       (13,515)       1,109
                                                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                  3,074       10,710
  Repayments of borrowings                                                (12,857)     (11,514)
  Deferred financing costs                                                   (398)          --
  Cash distributions paid on common shares                                (19,175)     (18,307)
  Cash distributions paid on preferred shares                              (5,561)      (5,638)
  Cash received from stock issuance                                        31,253           --
  Cash received from stock options exercised                                  635          691
  Repurchase of Preferred Stock                                            (6,071)          --
  Distributions to minority interests                                      (1,516)      (1,283)
                                                                         --------     --------
Net cash used in financing activities                                     (10,616)     (25,341)
                                                                         --------     --------

Net decrease  in unrestricted cash and cash equivalents                    (3,245)      (3,301)
Unrestricted cash and cash equivalents at the beginning of the period       9,186       10,367
                                                                         --------     --------
Unrestricted cash and cash equivalents at the end of the period          $  5,941     $  7,066
                                                                         ========     ========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                 $ 27,242     $ 26,915
                                                                         ========     ========

          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS

Kramont Realty Trust, a Maryland real estate investment trust ("Kramont"), is a self-administered, self-managed equity real estate investment trust ("REIT"), which is engaged in the ownership, acquisition, redevelopment, management and leasing of community and neighborhood shopping centers. Kramont does not directly own any assets other than its interest in Kramont Operating Partnership, L.P. ("Kramont OP") and conducts its business through Kramont OP and its affiliated entities, including Montgomery CV Realty, L.P. ("Montgomery OP", together with Kramont OP and their wholly-owned subsidiaries, hereinafter collectively referred to as the "OPs", which together with Kramont are hereinafter referred to as the "Company"). The OP's, directly or indirectly, own all of the Company's assets, including its interest in shopping centers. Accordingly, the Company conducts its operations through an Umbrella Partnership REIT ("UPREIT") structure. As of September 30, 2002, the Company owned 92.78% of Kramont OP and is its sole general partner. As of September 30, 2002, Kramont indirectly owned 99.87% of the limited partnership interest of Montgomery OP and owned 100% of its sole general partner. As of September 30, 2002, the OP's owned and operated 81 shopping centers and two office buildings, and managed 5 shopping centers for third parties, located in 16 states aggregating approximately 11.6 million square feet.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information please refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(2) CHANGES TO SIGNIFICANT POLICIES AND PROCEDURES

The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002. SFAS 144 resolves significant implementation issues related to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 144 supercedes SFAS 121, but it retains its fundamental provisions. SFAS 144 retains the requirement of SFAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset within the scope of SFAS 144 is not recoverable from its undiscounted cash flow and exceeds its fair value. SFAS 144 requires the presentation of individual shopping centers sold or held for sale, that meet specific criteria, at the lower of its carrying amount or fair value. The statement expands the use of discontinued operation s (see Note 4). The provisions of SFAS 144 generally are applied prospectively and the adoption of SFAS 144 resulted in the reclassification of the statement of operations

In July 2002, the FASB issued SFAS No. 146, Accounting for Restructuring Costs. SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. FASB 146 does not currently affect the Company.

(3) ACQUISITIONS

On April 26, 2002, the Company completed the acquisition of a 75,400 square foot shopping center in Killingly, Connecticut for a purchase price of $8.4 million including transaction costs. The center is anchored by a 50,000 square foot supermarket and is unencumbered.

On August 22, 2002, the Company completed the acquisition of a vacant 2,650 square foot free-standing building in Plymouth Meeting, Pennsylvania for a purchase price of $1.0 million including transaction costs. The Company has executed a lease with a regional restaurant to occupy the premises.

(4) DISCONTINUED OPERATIONS

The Company has determined that certain properties do not fit the Company's core-portfolio. As a result, these properties have been sold, are under contact of sale, or are held for sale. The Company sold three shopping centers during 2001. They include shopping centers located in Baltimore, Maryland sold on April 13, Brookhaven, Mississippi sold on August 30, and Frederick, Maryland sold on October 12. The properties held for sale at September 30, 2002 include a shopping center in Columbus, Mississippi, a shopping center in Hamden, Connecticut, three parcels of undeveloped land in Florida, and an out parcel in Bensalem, Pennsylvania. There was no debt on the properties held for sale at September 30, 2002. The Company anticipates disposing of the assets held for sale prior to the end of the third quarter of 2003. The following schedule reconciles the revenues of these properties sold or held for sale to the net income (loss) from discontinued operations (in thousands):

                                                        Three Months Ended       Nine Months Ended
                                                           September 30,           September 30,
                                                           -------------           -------------
                                                         2002        2001        2002        2001
                                                         ----        ----        ----        ----
Revenues - properties sold                             $    --     $   560     $    14     $ 4,626
Revenues - properties held for sale                        264          48         355         290
Expenses - properties sold                                  --        (275)         (7)     (1,034)
Expenses - properties held for sale                        (38)       (174)       (463)       (530)
                                                       -------     -------     -------     -------
Income (loss) from operations of properties sold or
  held for sale                                            226         159        (101)      3,352
Gain on sale of properties                                  --        (119)        212       1,498
Minority interest in discontinued operations               (16)         (3)         (7)       (318)
                                                       -------     -------     -------     -------
Net income (loss) from discontinued operations         $   210     $    37     $   104     $ 4,532
                                                       =======     =======     =======     =======

(5) REAL ESTATE

(a) Real Estate is located in 16 states and consists of (in thousands):

                                                September 30,  December 31,
                                                    2002          2001
                                                    ----          ----
Income producing:
Land                                              $ 122,250     $ 120,479
Shopping centers                                    605,023       591,265
Office buildings                                      5,084         5,014
                                                  ---------     ---------
Total                                               732,357       716,758
Less accumulated depreciation                       (44,402)      (32,150)
                                                  ---------     ---------
Net real estate - income producing                $ 687,955     $ 684,608
                                                  =========     =========

Properties held for sale (at carrying amount):
Land                                              $   1,231     $   1,331
Shopping centers                                      4,485         4,959

Undeveloped land                                      5,350         5,452
                                                  ---------     ---------
Properties held for sale                          $  11,066     $  11,742
                                                  =========     =========

(b) Real Estate with a net book value of $658.0 million, at September 30, 2002, is pledged as collateral for borrowings (see Note 7).

(6) MORTGAGE NOTES RECEIVABLE

At September 30, 2002, the Company's mortgage notes receivable consisted of $34.0 million collateralized by first mortgages on the recreation facilities at three Century Village adult condominium communities in southeast Florida (collectively, the "Recreation Notes"). The Recreation Notes provide for self-amortizing equal monthly principal and interest payments due through 2012, bear interest ranging from 8.84% to 13.5% per annum and contain certain prepayment prohibitions. The Recreation Notes are pledged as collateral for certain borrowings (see Note 7).

(7) BORROWINGS

Borrowings consist of (in thousands):

                                               September 30,    December 31,
                                                   2002            2001
                                                   ----            ----
Mortgage notes payable through June 2003,
interest only fixed payments at an average
rate of 7.96% per annum, collateralized by
mortgages on twenty-seven shopping centers.      $181,700        $181,700

Mortgage notes payable through August 2028,
interest ranging from 6.08% to 9.38% per
annum, collateralized by mortgages on
twenty-five shopping centers.                     170,025         176,758

Mortgage notes payable through August 2003
under $155 million credit facility,
interest at one month LIBOR (1.81% at
September 30, 2002) plus a spread of 2.45%
to 2.95%, collateralized by mortgages on
thirteen shopping centers.                         66,098          66,103

Mortgage notes payable through October 2008
under a mortgage loan, interest fixed at
7.00% per annum, collateralized by mortgages
on nine shopping centers.                          63,345          63,846

Collateralized Mortgage Obligations, net of
unamortized discount of $186,000 and
$245,000 based on a fixed effective interest
rate of 8.84% per annum, collateralized by
certain of the Recreation Notes (see Note 6),
quarterly self-amortizing principal and
interest payments required through
March 2007.                                        19,261          21,805
                                                 --------        --------
Totals                                           $500,429        $510,212
                                                 ========        ========

(8) BENEFICIARIES EQUITY

On April 3, 2002, the Company filed a Shelf Registration Statement on Form S-3 ("Shelf Registration") to register $150,000,000 in common and preferred shares of beneficial interest, depository shares, warrants and debt securities. The Shelf Registration Statement became effective April 17, 2002.

On May 15, 2002, the Company purchased all 11,155 outstanding Series A-1 Increasing Rate Cumulative Convertible Preferred Shares for $6.0 million plus costs.

On May 16, 2002, under the Shelf Registration, the Company sold 2.3 million of its common shares of beneficial interest to Cohen & Steers Capital Management, Inc. ("Cohen & Steers"), on behalf of itself and as investment adviser to certain investment advisory clients. The Company used $6.0 million for the purchase of Series A-1 Preferred Shares, $8.4 million for the purchase of a shopping center in Killingly, Connecticut, $1.0 million for the purchase of a free standing building in Plymouth Meeting, Pennsylvania, and paid down debt in the amount of $8.0 million. The Company intends to use the balance of the proceeds for acquisitions, debt reductions, and other corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                              RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 and 2001

Net Income

For the quarter ended September 30, 2002, net income to holders of common shares of beneficial interest was $2.7 million or $.13 per common share compared to $2.4 million or $.13 per common share for the same period of 2001.

During the quarter ended September 30, 2002, rent revenue and operating expenses increased by $946,000 and $854,000, respectively (a net rental income increase of $92,000). The rent revenue increase is primarily due to increased rentals in the existing portfolio in the amount of $312,000 and $977,000 in rents from the acquisition of two shopping centers on December 27, 2001 and April 26, 2002, offset by tenant bankruptcies in the amount of $343,000. Operating expenses increased during the third quarter of 2002 primarily due to higher operating expenses in the existing portfolio in the amount of $672,000 as well as the purchase of two shopping centers with operating expense of $182,000.

Interest income decreased by $85,000 during the third quarter of 2002, primarily attributable to scheduled repayments of mortgage notes receivable (see Note 6) which are long term and require self-amortizing payments through 2012.

Interest expense decreased by $256,000 during the third quarter of 2002 primarily as a result of a decrease in interest rates on the Company's variable rate debt, $133,000, and the repayment of borrowings, $367,000, offset by an increase in interest rate expense of $244,000 due to the assumption of debt in the acquisition of a shopping center on December 27, 2001.

Depreciation and amortization increased by $372,000 due to additional expenses incurred in the amount of $225,000 as a result of capital expenditures and additional expense of $147,000 as a result of the acquisition of two shopping centers on December 27, 2001 and April 26, 2002.

Net income from discontinued operations was $210,000 for the third quarter of 2002 compared to $37,000 for the third quarter of 2001. The 2002 amount includes income from the operations of the property sold and properties held for sale of $226,000. The 2001 amount consisted of a loss from the sale of real estate in the amount of ($119,000) and income from the operations of properties sold and properties held for sale of $159,000. The 2001 amount includes the net income from properties sold in 2001 and 2002, as well as the properties held for sale.

Nine Months Ended September 30, 2002 and 2001

For the nine months ended September 30, 2002, net income to common shareholders of beneficial interest was $8.2 million or $.41 per common share compared to $12.3 million or $.65 per common share for the same period of 2001.

During the nine months ended September 30, 2002, rent revenue and operating expenses increased by $1.8 million and $507,000, respectively (a net rental income increase of $1.3 million). The rent revenue increase is primarily due to increased rentals in the existing portfolio in the amount of $800,000 and $2.4 million in rents from the acquisition of two shopping centers on December 27, 2001 and April 26, 2002, offset by tenant bankruptcies in the amount of $1.4 million. Operating expenses increased during the nine months ended September 30, 2002 primarily due to the purchase of two shopping centers.

Interest income decreased by $350,000 during the first nine months of 2002, primarily attributable to scheduled repayments of mortgage notes receivable (see
Note 6), which are long term and require self-amortizing payments through 2012.

Interest expense decreased by $929,000 during the first nine months of 2002 primarily as a result of a decrease in interest rates on the Company's variable rate debt, $912,000, and the repayment of borrowings, $749,000, offset by an increase in interest rate expense of $732,000 due to the assumption of debt in the acquisition of a shopping center on December 27, 2001.

Depreciation and amortization increased by $1.2 million primarily due to additional expense of $821,000 as a result of capital expenditures and the additional expense of $379,000 as a result of the acquisition of two shopping centers on December 27, 2001 and April 26, 2002.

General and administrative expenses decreased by $392,000 principally due to a decrease in performance related bonuses.

Net income from discontinued operations was $104,000 for the first nine months of 2002 compared to $4.5 million for the first nine months of 2001. The 2002 amount consisted of a gain from the sale of real estate in the amount of $212,000 and a loss from the operations of properties sold and properties held for sale of ($101,000). The 2001 amount consisted of a gain from the sale of real estate in the amount of $1.5 million and income from the operations of properties sold and properties held for sale of $3.4 million. The 2001 amount includes the net income from properties sold in 2001 and 2002, as well as the properties held for sale.

Funds From Operations

Funds From Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts (NAREIT), consists of net income (computed in accordance with generally accepted accounting principles) before depreciation and amortization of real property, extraordinary items and gains and losses on sales of real estate.

The following schedule reconciles FFO to net income (in thousands):

                                                     Three Months Ended       Nine Months Ended
                                                        September 30,           September 30,
                                                        -------------           -------------
                                                      2002        2001        2002         2001
                                                      ----        ----        ----         ----
Net income to common shareholders                   $  2,698    $  2,441    $  8,164     $ 12,302
Depreciation and amortization of real
property (including unconsolidated affiliates) *       4,044       3,756      11,901       11,100
(Gain) loss on sale of real estate*                       --         112        (196)      (1,400)
                                                    --------    --------    --------     --------
FFO                                                 $  6,742    $  6,309    $ 19,869     $ 22,002
                                                    ========    ========    ========     ========

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

                         LIQUIDITY AND CAPITAL RESOURCES

Consolidated Statements of Cash Flows

Net cash provided by operating activities, as reported in the Consolidated Statements of Cash Flows, amounted to $20.9 million for the nine months ended September 30, 2002 and for the comparable period in 2001.

Net cash used in investing activities for the nine months ended September 30, 2002 was $13.5 million compared to $1.1 million provided by investing activities for the same period in 2001. The 2002 amounts reflect $9.4 million used for the acquisition of real estate and $6.5 million of capital improvements offset by $1.3 million of collections on mortgage notes receivable and net proceeds from the sale of real estate in the amount of $988,000. The 2001 amounts reflect $9.7 million of capital improvements, as well as payments of $417,000 towards accrued acquisition costs, offset by $1.3 million of collections on mortgage notes receivable and $10.2 of net proceeds from the sale of real estate.

Net cash used in financing activities was $10.6 million for the nine months ended September 30, 2002 compared to $25.3 million used in the same period in 2001. The 2002 amounts consist of cash distributions of $24.7 million to shareholders and $1.5 million to minority interests, $12.9 million repayment of borrowings, and $6.1 million for the repurchase of Series A-1 Increasing Rate Cumulative Convertible Preferred Shares, partially offset by proceeds of $31.3 million from the sale of common shares of beneficial interest, $635,000 from the issuance of common shares of beneficial interest due to options exercised, and $3.1 million of proceeds from borrowings. The 2001 amounts consist of $11.5 million repayment of borrowings, cash distributions of $23.9 million to shareholders and $1.3 million to minority interests, partially offset by $691,000 from the issuance of common shares of beneficial interest due to options exercised and $10.7 million of proceeds from borrowings.

Borrowings

At September 30, 2002, the Company's contractual debt obligations are as follows:

                             Payments Due by Period
                                  (in millions)

Less than 1 year        1 to 3 years          4 to 5 years         After 5 years
     $4.2                  $340.1                $31.5                 $124.6

At September 30, 2002, borrowings were $500.4 million. Scheduled principal payments over the remainder of this year and the next four years are $375.8 million with $124.6 million due thereafter. Borrowings consist of $416.3 million of fixed rate indebtedness, with a weighted average interest rate of 7.68% at September 30, 2002, and $84.1 million of variable rate indebtedness with a weighted average interest rate of 4.97% at September 30, 2002. The borrowings are collateralized by a substantial portion of the Company's real estate and three Century Village adult condominium communities in southeast Florida (collectively, the "Recreation Notes"). The Company expects to refinance certain of these borrowings, at or prior to maturity, through new mortgage loans on real estate. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancing can be achieved.

Effective August 1, 2000, the Company entered into an Amended and Restated Loan and Credit Facility Agreement (the "Amended Facility") with GMAC Commercial Mortgage ("GMAC") wherein GMAC increased an existing $100 million facility to a $155 million facility. The Amended Facility is a non-revolving line of credit with individual loan terms of three years if funds are advanced within the first twelve months, and two years if funds are advanced during the thirteenth to the eighteenth months. Effective February 1, 2002, no more funds may be advanced. Advances under the Amended Facility: (1) must be secured by assets based on specified aggregate loan to value and debt service coverage ratios, (2) bear interest at an annual rate of one month London Interbank Offering Rate ("LIBOR") plus a spread ranging from 245 to 295 basis points, based on loan to value ratios, and (3) may be drawn only during the first eighteen months of the credit facility. Additional provisions include a 1/2% commitment fee, a minimum net worth covenant of $175.0 million, cross-default and cross-collateralization requirements with respect to debt and properties within the Amended Facility and under certain conditions an exit fee. Advances under the Amended Facility may be used to fund acquisitions, expansions, renovations, financing and refinancing of real estate. As of September 30, 2002, the Company had $66.1 million outstanding under the $155 million Amended Facility. Interest rate caps in the notional amount of $87.3 million were purchased upon closing of the Amended Facility. Pursuant to the Amended Facility, the Company is required to make monthly escrow payments for the payment of tenant improvements and repair reserves.

On March 28, 2002 the Company entered into a Mezzanine Loan Agreement ("Mezzanine Agreement") with GMAC for an amount not to exceed $18.5 million in the form of a revolving credit facility. Under terms of the Mezzanine Agreement, the facility will be used for acquisitions, capital expenditures, and general corporate purposes. The Mezzanine Agreement calls for an interest rate of the greater of 7 percent, or one month LIBOR plus 375 basis points. The term of the line expires on August 1, 2003, which is the maturity date of the Company's $155 million Amended Facility. At September 30, 2002 there was no outstanding balance on this credit facility.

In 1996, the Company entered into a seven year, fixed rate real estate mortgage loan in the principal amount of $181.7 million (the " Mortgage Loan"), at a weighted average interest rate of 7.96%, which is inclusive of trustee and servicing fees. The Mortgage Loan is secured by twenty seven-shopping center properties (the "Mortgaged Properties"). The entire outstanding principal balance of the Mortgage Loan is due in June 2003. The Mortgage Loan requires maintenance of a sinking fund account and a capital and tenant improvement (TI) reserve account. All funds in the capital and TI reserve account may be used to fund capital improvements, repairs, alterations, tenant improvements and leasing commissions at the Mortgaged Properties. On October 23, 2002, the Company obtained a commitment from Metropolitan Life Insurance Company (the "Commitment") for a loan in the amount of $190.0 million to replace the Mortgage Loan at maturity in June, 2003. The terms of the Commitment are for ten years with a weighted average interest rate of 6.12%, interest only for the first two years, with amortization for the remainder of the loan term. The closing of the loan under the Commitment is subject to certain closing conditions.

In 1998, the Company obtained a $65.9 million fixed rate mortgage from Salomon Brothers Realty Corp. This loan is secured by a first mortgage on nine properties acquired by the Company in September 1998. The mortgage loan bears a fixed interest rate of 7% per annum and requires monthly payments of interest and principal based on a 30-year amortization. The mortgage matures on October 1, 2008. The outstanding balance on the mortgage was approximately $63.3 million as of September 30, 2002. Pursuant to the mortgage, the Company is required to make monthly escrow payments for the payment of tenant improvements and repair reserves.

In addition, the Company has twenty-seven mortgage loans, collateralized by twenty-five properties, outstanding as of September 30, 2002 which were primarily assumed in connection with various acquisitions of certain shopping centers. These mortgage loans have maturity dates ranging from 2002 through 2028. Twenty-one of these mortgage loans have fixed interest rates ranging from 6.08% to 9.38%. The outstanding principal balance on these mortgage loans at September 30, 2002 was approximately $152.0 million. Three mortgage loans with an outstanding principal balance at September 30, 2002 of $3.0 million have interest rates payable at a rate adjusted each year equal to the sum of Moody's A Corporate Bond Index Daily Rate plus 0.125% per annum, rounded up to the next highest 1/8 percentage rate. One mortgage loan with an outstanding principal balance at September 30, 2002 of $3.2 million has an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 1.6%. One mortgage loan with an outstanding principal balance at September 30, 2002 of $5.3 million has an interest rate payable at a rate adjusted semi-annually to the sum of 6 month LIBOR plus 1.85%. One mortgage loan with an outstanding principal balance at September 30, 2002 of $6.5 million has an interest rate payable at a rate adjusted monthly to the sum of the bank's prime rate minus .25%.

The Company also has 19.3 million of borrowings consisting of Collateralized Mortgage Obligations, net of unamortized discount, with a fixed effective interest rate of 8.84% which are collateralized by the Recreation Notes and require self-amortizing principal and interest payments through March 2007.

The Company has a line of credit with Wachovia Bank in the amount of $3.2 million. This line is secured by a shopping center and has an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 1.8%. The line of credit matures on August 1, 2003. At September 30, 2002 there was no outstanding balance.

The Company has a line of credit with Wilmington Trust of Pennsylvania in the amount of $3.5 million secured by two shopping centers with an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 1.8%. The line of credit matures on June 30, 2003. At September 30, 2002 there was no outstanding balance.

Capital Resources

On April 3, 2002, the Company filed a Shelf Registration Statement on Form S-3 ("Shelf Registration") to register $150,000,000 in common and preferred shares of beneficial interest, depository shares, warrants and debt securities. The Shelf Registration Statement became effective April 17, 2002.

On May 15, 2002, the Company purchased all 11,155 outstanding Series A-1 Increasing Rate Cumulative Convertible Preferred Shares for $6.0 million plus costs.

On May 16, 2002, under the Shelf Registration, the Company sold 2.3 million of its common shares of beneficial interest for proceeds of $31.3 million to Cohen & Steers Capital Management, Inc. ("Cohen & Steers"), on behalf of itself and as investment adviser to certain investment advisory clients. The Company used $6.0 million for the purchase of Series A-1 Preferred Shares, $8.4 million for the purchase of a shopping center in Killingly, Connecticut, $1.0 million for the purchase of a free standing building in Plymouth Meeting, Pennsylvania, and paid down debt in the amount of $8.0 million. The Company intends to use the balance of the proceeds for acquisitions, debt reductions, and other corporate purposes.

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

Subsequent Events

On October 23, 2002, the Company obtained a commitment from Metropolitan Life Insurance Company (the "Commitment") for a loan in the amount of $190.0 million to replace the $181.7 million Mortgage Loan that matures in June 2003. The terms of the Commitment are for ten years with a weighted average interest rate of 6.12%, interest only for the first two years, with amortization based on a 30 year schedule for the remaining eight years of the loan term. The closing of the loan under the Commitment is subject to certain closing conditions.

INFLATION

During recent years, the rate of inflation has remained at a low level and has had minimal impact on the Company's operating results.

Most of the tenant leases contain provisions designed to lessen the impact of inflation. These provisions include escalation clauses which generally increase rental rates periodically based on cost of living indexes or based on stated rental increases which are currently higher than recent cost of living increases, and percentage rentals based on tenant's gross sales, which generally increase as prices rise. Many of the leases are for terms of less than ten years which increases the Company's ability to replace those leases which are below market rates with new leases at higher base and/or percentage rentals. In addition, most of the leases require the tenants to pay their proportionate share of increases in operating expenses, including common area maintenance, real estate taxes and insurance.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary exposure to market risk is to changes in interest rates. The Company has both fixed and variable rate debt. The Company has $500.4 million of debt outstanding as of September 30, 2002 of which $416.3 million, or 83.19%, has been borrowed at fixed rates ranging from 6.08% to 9.38% with maturities through 2028. As these debt instruments mature, the Company typically refinances such debt at their existing market interest rates which may be more or less than interest rates on the maturing debt. Changes in interest rates have different impacts on the fixed and variable rate portions of the Company's debt portfolio. A change in interest rates impacts the net market value of the Company's fixed rate debt, but has no impact on interest incurred or cash flows on the Company's fixed rate debt. Interest rate changes on variable debt impacts the interest incurred and cash flows but does not impact the net market value of the debt instrument. Based on the variable rate debt of the Company as of September 30, 2002, a 100 basis point increase in interest rates would result in an additional $840,000 in interest incurred per year and a 100 basis point decline would lower interest incurred by $840,000. To ameliorate the risks of interest rate increases, the Company has entered into interest rate swap and cap agreements in the notional amounts of $32.5 million and $87.3 million, respectively.

           FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

Certain statements contained in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere in this Form 10-Q, that are not related to historical results, are forward looking statements, such as anticipated liquidity and capital resources, completion of potential acquisitions and collectibility of mortgage notes receivable. The matters referred to in forward looking statements are based on assumptions and expectations of future events which may not prove to be accurate and which could be affected by the risks and uncertainties involved in the Company's business; many of which cannot be predicted with accuracy and some of which might not even be anticipated. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results may differ materially from those projected and implied in the forward-looking statements. These risks and uncertainties include, but are not limited to, the burden of the Company's substantial debt obligations; the risk that the Company may not be able to refinance its debt obligations on reasonable terms, if at all; the highly competitive nature of the real estate leasing market; adverse changes in the real estate leasing markets, including, among other things, competition with other companies; general economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of prospective tenants and lease rents; financial condition and bankruptcy of tenants, including disaffirmance of leases by bankrupt tenants; the availability and terms of debt and equity financing; risks of real estate acquisition, expansion and renovation; risks of disposition of real estate held for sale; construction and lease-up delays; the level and volatility of interest rates; governmental actions and initiatives; environmental/safety requirements, as well as certain other risks described in this Form 10-Q. Subsequent written and oral forward looking statements attributable to the Company or persons acting on the Company's behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere described in this Form 10-Q and in other reports the Company filed with the Securities and Exchange Commission.

ITEM 4. CONTROLS AND PROCEDURES

            (a) Evaluation of disclosure controls and procedures.

            Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15-d-14(c). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

            (b) Changes in internal controls.

            There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date the Company carried out our last evaluation


                           PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings

            None.

ITEM 2.     Changes in Securities and Use of Proceeds

            None.

ITEM 3.     Defaults upon Senior Securities

            None.

ITEM 4.     Submission of Matters to a Vote of Security Holders

            None.

ITEM 5.     Other Information

            Not Applicable.

ITEM 6.     Exhibits and Reports on Form 8-K:

(a)         Exhibits:

            EXHIBIT NO.       DOCUMENT
               99.1           Certification by Chief Executive Officer of
                              Kramont Realty Trust pursuant to Section 906 of
                              the Sarbanes-Oxley Act of 2002.

               99.2           Certification by Chief Financial Officer of
                              Kramont Realty Trust pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Form 8-K

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


            On August 12, 2002, the Company filed a Current Report on Form 8-K, reporting under Item 7 - "Financial Statements and Exhibits" and
            Item 9 - "Regulation FD Disclosure" copies of the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       KRAMONT REALTY TRUST
                                       -----------------------------------------
                                                    (Registrant)

November 6, 2002                       /s/ Louis P. Meshon, Sr.
                                       -----------------------------------------
                                       Louis P. Meshon Sr., President


November 6, 2002                       /s/ Etta M. Strehle
                                       -----------------------------------------
                                       Etta M. Strehle, Chief Accounting Officer


November 6, 2002                       /s/ Carl E. Kraus
                                       -----------------------------------------
                                       Carl E. Kraus, Chief Financial Officer
                                       and Treasurer

                                 CERTIFICATIONS

I, Louis P. Meshon, Sr., President and Chief Executive Officer of Kramont Realty Trust, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Kramont Realty
      Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present on all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13-a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or nor material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 6, 2002                          /s/ Louis P. Meshon, Sr.
                                          --------------------------------------
                                          Louis P. Meshon Sr., President

                                 CERTIFICATIONS

I, Carl E. Kraus, Chief Financial Officer of Kramont Realty Trust, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Kramont Realty
      Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present on all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13-a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or nor material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 6, 2002                          /s/ Carl E. Kraus
                                          --------------------------------------
                                          Carl E. Kraus, Chief Financial Officer
                                          and Treasurer