Form 10-K
period 2002-12-31
KRAMONT REALTY TRUST
filed 2003-03-20
CIK 1111205

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2002

                                    OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------

Commission File Number 1-15923

                              KRAMONT REALTY TRUST
             (Exact name of registrant as specified in its charter)

            MARYLAND                                  25-6703702
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No | |

The aggregate market value of the voting common shares held by non-affiliates of the Registrant was approximately $340 million based on the closing price on the New York Stock Exchange for such shares on June 28, 2002.

The aggregate market value of the voting common shares held by non-affiliates of the Registrant was approximately $351 million based on the closing price on the New York Stock Exchange for such shares on March 13, 2002.

The number of shares of the Registrant's Common Shares of Beneficial Interest outstanding was 23,355,985 as of March 15, 2003.

Portions of the Registrant's definitive proxy statement for the 2003 Annual Meeting of Shareholders, to be filed not later than April 30, 2003, are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Form 10-K.

                           Forward-Looking Statements

      Certain statements contained in this Annual Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project", or the negative thereof, or other variations thereon or comparable terminology. Factors which could have a material adverse effect on the operations and future prospects of our company include:

      - our inability to identify properties to acquire or our inability to successfully integrate acquired properties and operations;

      - the effect of general economic downturns on demand for leased space at and the amount of rents chargeable by neighborhood and community shopping centers;

      - changes in tax laws or regulations, especially those relating to REITs and real estate in general;

      -     our failure to continue to qualify as a REIT under U.S. tax laws;

      - the number, frequency and duration of tenant vacancies that we experience;

      - the time and cost required to solicit new tenants and to obtain lease renewals from existing tenants on terms that are favorable to us;

      -     tenant bankruptcies and closings;

      - the general financial condition of, or possible mergers or acquisitions involving, our tenants;

      - competition from other real estate companies or from competing shopping centers or other commercial developments;

      - changes in interest rates and national and local economic conditions;

      -     increases in our operating costs;

      -     the continued service of our senior executive officers;

      -     possible environmental liabilities;

      -     the availability, cost and terms of financing;

      - the time and cost required to identify, acquire, construct or develop additional properties that result in the returns anticipated or sought;

      - the costs required to re-develop or renovate any of our current or future properties; and

      - our inability to obtain insurance coverage to cover liabilities arising from terrorist attacks or other causes or to obtain such coverage at commercially reasonable rates.

      You should also carefully consider any other factors contained in this Annual Report, including the information incorporated by reference into Annual Report. You should not rely on the information contained in any forward-looking statements, and you should not expect us to update any forward-looking statements.

                                TABLE OF CONTENTS

                                                                                Form 10-K
Item No.                                                                        Report Page
--------                                                                        -----------

                                     PART I

1.  Business ................................................................        4
2.  Properties ..............................................................        9
3.  Legal Proceedings .......................................................       13
4.  Submission of Matters to a Vote of Security Holders .....................       13

                                     PART II

5.  Market for the Registrant's Common Equity and Related
    Shareholder Matters .....................................................       13
6.  Selected Financial Data .................................................       14
7.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations ...................................................       15
7A. Quantitative and Qualitative Disclosures About Market Risk ..............       24
8.  Financial Statements and Supplementary Data .............................       25
9.  Changes in and Disagreements with Accountants on Accounting and Financial
    Disclosures .............................................................       48

                                    PART III

10. Trustees and Executive Officers of the Registrant .......................       48
11. Executive Compensation ..................................................       48
12. Security Ownership of Certain Beneficial Owners and Management and
    Related Shareholder Matters .............................................       48
13. Certain Relationships and Related Transactions ..........................       48
14. Controls and Procedures .................................................       48
15. Exhibits, Financial Statements Schedules and Reports on Form 8-K ........       48

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

Kramont and its consolidated subsidiaries are hereinafter referred to as the "Company."

ITEM 1. BUSINESS

Kramont is a self-administered, self-managed equity real estate investment trust ("REIT") which is engaged in the ownership, acquisition, redevelopment, management and leasing of community and neighborhood shopping centers. Kramont does not directly own any assets other than its interest in Kramont Operating Partnership, L.P. ("Kramont OP") and conducts its business through Kramont OP and its affiliated entities, including Montgomery CV Realty, L.P. ("Montgomery OP", together with Kramont OP and their wholly-owned subsidiaries, hereinafter collectively referred to as the "OPs"). The OPs, directly or indirectly, own all of the Company's assets, including its interests in shopping centers. Accordingly, the Company conducts its operations through an Umbrella Partnership REIT ("UPREIT") structure. As of December 31, 2002, the Company owned 93.31% of Kramont OP and is its sole general partner. As of December 31, 2002, Kramont indirectly owned 99.87% of the partnership interests of Montgomery OP and owned 100% of its sole general partner. As of December 31, 2002, the OPs owned and operated 80 shopping centers (one of which is held for sale) and 2 office buildings, and managed 5 shopping centers for third parties, located in 15 states, and aggregating approximately 11.5 million square feet.

FINANCIAL  INFORMATION ABOUT INDUSTRY SEGMENTS

The Company's income-producing properties and other assets represent one reportable segment as each of the income-producing properties have similar economic and environmental conditions, business processes, types of customers (i.e., tenants), and services provided, and because resource allocation and other operating decisions are based on an evaluation of the entire portfolio. In addition, due to the repayment of an 11% mortgage note (the "Hilcoast Note") collateralized by first mortgages on the recreation facilities at the Century Village at Pembroke Pines in December 2000, the Company believes the remaining Mortgage Note Receivables are not material and no longer represent a separate operating segment.

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

      -     Attainment of greater access to capital sources.

ACQUISITION STRATEGIES/INVESTMENT STRATEGIES

The Company intends to make acquisitions in a manner consistent with the requirements of the Internal Revenue Code of 1986, as amended (the "Code") and regulations promulgated thereunder applicable to REITs with respect to the composition of the Company's portfolio and the derivation of income unless, because of circumstances or changes in the Code (or any related regulation), the board of trustees (the "Trustees") of the Company determine that it is no longer in the best interests of the Company to qualify as a REIT. The Company's acquisition strategy is to opportunistically acquire properties which need replacement anchor tenants or where the Company's management expertise and reputation can enhance value. That strategy includes acquiring and rehabilitating properties in new markets with strong demographic characteristics in order to reduce the Company's sensitivity to regional economic cycles. The Company will seek to utilize its UPREIT structure to acquire interests in properties in exchange for units of limited partner interest in Kramont OP ("OP Units"). Since the Company is an UPREIT, potential transferors of property to the Company may be able to transfer the property on a tax-deferred basis.

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

The Company may acquire all or some of the securities of other REITs or other issuers or purchase or otherwise acquire its own shares. The Company does not anticipate investing in issuers of securities, other than REITs, for the purpose of exercising control or underwriting securities of other issuers or acquiring any investments primarily for sale in the ordinary course of business or to hold any investments with a view to making short-term profits from their sale. Although the Company may make loans to other entities or persons, it has no plans to do so. In the future, the Trustees will consider any transaction involving loans to other entities or persons on a case by case basis.

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

OPERATING PRACTICES

Virtually all operating and administrative functions, such as leasing, data processing, maintenance, finance, accounting, construction and legal, are centrally managed at the Company's headquarters. In addition, the Company maintains regional offices in Georgia, New York, Virginia, Florida, and Pennsylvania. On-site functions such as security, maintenance, landscaping, sweeping, plumbing, electrical, and other similar activities are either performed by the Company or subcontracted. The costs of those functions are passed through to tenants to the extent permitted by their respective leases.

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

ASSETS

At December 31, 2002, the book value of the Company's assets amounted to $779.3 million, including $686.6 million in income-producing real estate and $33.3 million in real estate mortgage notes receivable. A description of the Company's principal assets follows:

PROPERTIES

Income-Producing Real Estate and Properties Held for Sale - Please refer to Item
2. Properties.

MORTGAGE NOTES RECEIVABLE

At December 31, 2002, the Company's mortgage notes receivable amounted to $33.3 million including an aggregate of $9 million due from H. Irwin Levy, a Trustee. They are secured by first mortgages on the recreation facilities at the three Century Village adult condominium communities in southeast Florida. As of December 31, 2002, none of the mortgage notes were delinquent.

The notes provide for self-amortizing equal monthly principal and interest payments in the aggregate amount of $6.5 million per annum, through January 2012, and bear interest at annual rates ranging from 8.84% to 13.5%. The notes are pledged as collateral for certain borrowings. Please refer to Item 13 - Certain Relationships and Related Transactions regarding related party transactions with Mr. Levy.

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

Drexel

Effective December 31, 1997, the Company acquired a 95% economic interest in Drexel Realty, Inc. ("Drexel"), which for over 25 years has been engaged in the development, construction, leasing, and management of real estate. Until the Merger, Drexel managed the properties owned by Montgomery OP as well as six other properties located in Pennsylvania and New Jersey owned by third parties. During 2001, one management contract was terminated, primarily as a result of Drexel's decision to concentrate mainly on management, leasing, and renovation of the Company's properties. At this time, it is not contemplated that Drexel will seek additional third party management contracts in the future. Currently, the Company owns 1% of the voting stock and 99% of the voting stock of Drexel is beneficially owned by Mr. Louis P. Meshon, Sr. and held in a voting trust and 100% of the non-voting interest is owned by the Montgomery OP. Mr. Meshon currently serves as President of Drexel.

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

The results of operations of the Company also depend upon the availability of suitable opportunities for investment and reinvestment of the Company's excess cash and on the yields available from time to time on real estate investments, which in turn depend to a large extent on the type of investment involved, prevailing interest rates, the nature and geographical location of the property, competition, and other factors, none of which can be predicted with certainty.

MATERIAL TENANTS

The Company relies on major tenants to pay rent, and their inability to pay rent may substantially reduce the Company's net income and cash available for distributions to shareholders. The Company's four largest tenants are Wal-Mart Stores, Inc. ("Wal-Mart"), Ahold USA, Inc. ("Ahold"), Kmart Corporation ("Kmart"), and TJX Companies, Inc. ("TJX"). As of December 31, 2002, Wal-Mart represented approximately 6.6% of the Company's annualized minimum rents, Ahold represented 4.6% of the Company's annualized minimum rents, Kmart represented 3.1% of the Company's annualized minimum rents, and TJX represented 2.8% of the Company's annualized minimum rents. As of December 31, 2002, no other tenant would have represented more than 2.0% of the aggregate annualized minimum rents of the Company's shopping centers.

BANKRUPT TENANTS

The Company's business, results of operations and financial condition would be materially adversely affected if a significant number of tenants at the shopping centers fail to meet their lease obligations, including the obligation, in certain cases to pay a portion of increases in the Company's operating expenses. In the event of a default by a tenant, the Company may experience delays in enforcing its rights as landlord and may incur substantial costs in protecting its investment. If a tenant seeks protection under the bankruptcy laws, the lease may be terminated or rejected in which case the amount of rent the Company is able to collect will be substantially reduced and in some cases the Company may not collect any rent. In addition, it is likely the Company would not be able to recover any unamortized deferred costs related to such tenant. Accordingly, the bankruptcy or insolvency of one or more major tenants or a number of other tenants may materially adversely affect our business, results of operations and financial condition.

Kmart has commenced bankruptcy proceedings. Our financial position may be adversely affected if Kmart or a bankruptcy trustee or any other successor to its assets in bankruptcy terminates or renegotiates the terms of Kmart leases or closes Kmart stores at the Company's shopping centers. Kmart has announced that it will close its store located in Manchester, Connecticut, which is one of the Company's seven Kmart stores. The minimum rent payable under the lease for the store to be closed, which may be rejected by Kmart, represents approximately three-tenths of one-percent of the Company's total annualized minimum rents.

COMPETITION

The Company's competitors for acceptable investments include insurance companies, pension funds, and other REIT's which may have investment objectives similar to the Company's and some of which have greater financial resources than the Company's. All of the shopping centers are located in areas which have shopping centers and other retail facilities. Generally, there are other retail properties within a five-mile radius of a shopping center. The amount of rentable retail space in the vicinity of the Company's shopping centers could have a material adverse effect on the amount of rent charged by the Company and on the Company's ability to rent vacant space and/or renew leases of such shopping centers. There are numerous commercial developers, real estate companies, and major retailers that compete with the Company in seeking land for development, properties for acquisition and tenants for properties, some of which may have greater financial resources than the Company and more operating or development experience than that of the Company. There are numerous shopping facilities that compete with the Company's shopping centers in attracting retailers to lease space. In addition, retailers at the shopping centers may face increasing competition from the Internet, outlet malls, discount shopping clubs, catalog companies, direct mail, telemarketing and home shopping TV. The Company is not aware of statistics which would allow the

Company to determine its position relative to all of the Company's competitors in the ownership and operation of shopping centers.

REAL ESTATE AND OTHER CONSIDERATIONS

As an owner and developer of real estate, the Company is subject to risks arising in connection with such activities and with the underlying real estate, including unknown deficiencies of and the ability to successfully develop or manage recently acquired shopping centers, poor economic conditions in those areas where shopping centers are located, defaults on tenant leases or non-renewal of leases, tenant bankruptcies, competition, liquidity of real estate, inability to rent vacant space, failure to generate sufficient income to meet operating expenses, including debt service, capital expenditures and tenant improvements, balloon payments on debt, environmental matters, financing availability, financial and operating restrictions imposed by certain financing arrangements, defaults under and failure to repay borrowings, fluctuations in interest rates, changes in real estate and zoning laws, cost overruns, delays and other risks of development activities. The success of the Company also depends upon certain key personnel, its ability to maintain its qualification as a REIT and trends in the national and local economy, including income tax laws, governmental regulations and legislation, and population trends.

EMPLOYEES

As of December 31, 2002, the Company had approximately 136 full and part-time employees. None of the Company's employees are subject to a collective bargaining agreement and the Company has experienced no labor-related work stoppages. The Company considers its relations with its personnel to be good.

ENVIRONMENTAL REGULATIONS

Various Federal, state, and local laws and regulations subject property owners or operators to liability for the costs of removal or remediation of certain hazardous or toxic substances located on or in the property. These laws often impose liability without regard to whether the owner or operator responsible for or even knew of the presence of such substances. The presence of or failure to properly remediate hazardous or toxic substances (such as toxic mold) may adversely affect our ability to rent, sell, or borrow against contaminated property. Payment of such costs and expenses could adversely affect our ability to make distributions or payments to our investors.

TAX STATUS

The Company expects to continue to qualify as a REIT. A trust, which qualifies as a REIT is required to distribute at least 90% of ordinary taxable income for a taxable year and can deduct distributions paid to shareholders of beneficial interest with respect to such taxable year from taxable income.

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

The taxation of the Company and its shareholders could change if relevant Federal, state or local income tax law provisions change.

INFORMATION ABOUT KRAMONT ON THE INTERNET

The Company's web site address on the Internet is www.kramont.com. By providing a hyperlink on the Company's Internet web site to a third-party SEC filings web site, the Company makes available free of charge through its Internet web site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the
Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The Company does not maintain or provide such information directly to its Internet web site. The Company makes no representations or warranties with respect to the information contained on the third-party SEC filings web site and takes no responsibility for supplementing, updating, or correcting any such information.

ITEM 2. PROPERTIES

REAL ESTATE - INCOME-PRODUCING

The Company, directly or indirectly, owns 79 income-producing neighborhood or community shopping centers, 1 property held for sale, and 2 office buildings, located in fifteen states comprising 10.6 million square feet. The properties are diverse in size, ranging from 2,650 square feet to 387,000 square feet of gross leasable area with an average of 130,000 square feet of gross leasable area. The shopping centers generally attract local area customers and are typically anchored by a supermarket, drugstore, or discount stores. The centers are smaller than regional malls and do not depend on customers who travel long distances. The tenant base generally concentrates on everyday purchases from local customers. Anchor tenants attract shoppers who also often patronize the smaller shops. At December 31, 2002, 88.01% of the gross leasable area of the Company's income-producing real estate was leased. The Company has pledged 97.5% of the book value of its income-producing real estate as collateral for borrowings.

On September 30, 2002, the Company signed a definitive agreement to acquire 3 properties and 16 acres of land for development for approximately $12.5 million in cash and shares of beneficial interest. The purchase includes a 31,500 square foot Shop Rite Supermarket and a fully occupied 14,000 square foot office building in Springfield, New Jersey, a 54,000 square foot Shop Rite Supermarket, and an adjacent 16 acres of land approved for development in Somers Point, New Jersey. The transaction is expected to be completed before the end of 2003 and is subject to usual real estate due diligence.

PROPERTIES HELD FOR SALE

The properties held for sale at December 31, 2002, consist of three parcels of unimproved commercial land, totaling 38 acres located in southeast Florida and a shopping center in Hamden, Connecticut. These properties are carried at the lower of cost or fair value less selling costs. Carrying amounts and subsequent declines or gains in fair value are recorded in operations as incurred (see Note 2 to the consolidated financial statements in Item 8). Properties sold and held for sale in prior periods have been reclassified to Properties Held for Sale on the consolidated balance sheet and Discontinued Operations on the statement of income in all periods presented.

Subsequent Events

On March 6, 2003 the Company sold a 28 acre parcel of unimproved land located in Miramar, Florida. The sale price for the land was $3.6 million with net proceeds of approximately $3.5 million. The Company will record a gain of approximately $1.1 million. The Company will use the proceeds for general corporate purposes.

The following table sets forth certain pertinent information, as of December 31, 2002, regarding the Company's properties:

                                                                                  GROSS
                                                        YEAR OF                  LEASABLE      LEASE
                                                         LATEST                   SQUARE     OCCUPANCY    PRINCIPAL TENANTS
                                             YEAR      RENOVATION/  OWNERSHIP      AREA        RATE       (LEASE EXPIRATION/
     PROPERTY            LOCATION          ACQUIRED     EXPANSION    INTEREST    (SQ. FT.)    12/31/02    OPTION EXPIRATION)
SHOPPING CENTERS
CONNECTICUT
Groton Square            Groton              2000         2001         Fee         194,862      99.55%  Stop & Shop (2007/2027),
                                                                                                        Kohl's (2022/2042)
Killingly Plaza          Killingly           2002         N/A          Fee          75,376       98.42  Great Atlantic & Pacific
                                                                                                        (2010/2030)
Manchester Kmart Plaza   Manchester          2000         1998         Fee         183,377      100.00  Kmart (2007/2022) (6) (7),
                                                                                                        Pep Boys (2016/2036)
Milford                  Milford             2000         N/A       Leasehold       25,200      100.00  Xpect Discount Drug
                                                                      (2020)                            (2004/2009)

Orange                   Orange              2000    N/A       Leasehold       27,000      100.00  Big Bob's Carpet Outlet
                                                                 (2003)                            (2006)
Parkway Plaza I          Hamden              2000    N/A          Fee          72,530       17.99
                                                                                                   Marshalls (2005/2010),
Stratford Square         Stratford           2000    N/A          Fee         160,086       96.33  Entertainment Cinema
                                                                                                   (2009/2039)
FLORIDA
Century Plaza            Deerfield Beach     1982    2002         Fee          90,669       91.52  Broward County Library
                                                                                                   (2007/2013)
Village Oaks             Pensacola           2000    N/A          Fee         171,653      100.00  Wal Mart (2008/2038)

GEORGIA
Bainbridge Town Center   Bainbridge          2000    N/A          Fee         143,729       98.54  Kmart (2015/2065) (6),
                                                                                                   Food Lion (2010/2030)
Douglasville Crossing    Douglasville        2000    N/A          Fee         267,800       63.53  Wal Mart (2010/2040) (1),
                                                                                                   Rhodes Furniture (2003/2005)
Holcomb Bridge           Roswell             2000    N/A          Fee         105,420       92.44  Cub Foods Inc. (2008/2033) (1)
                                                                                                   (6), Georgetown Interiors
                                                                                                   (2003/2008)
Northpark                Macon               2000    1998         Fee         195,355       96.98  Kroger (2008/2028),
                                                                                                   Kmart (2013/2063) (6)
Park Plaza               Douglasville        2000    N/A          Fee          46,495       90.54  Kroger (9)
Snellville Oaks          Snellville          2000    N/A          Fee         220,885       98.10  Wal Mart (2011/2041) (1), Regal
                                                                                                   Cinema (2015/2025),
                                                                                                   Food Lion  (2011/2031)
Summerville              Summerville         2000    N/A          Fee          67,809       97.94  Wal Mart (2004/2034)
Tifton Corners           Tifton              2000    N/A          Fee         186,629       90.89  Wal Mart (2011/2041) (1),
                                                                                                   Bruno's (2010/2025)
Tower Plaza              Carrollton          2000    N/A          Fee          89,990       94.05  Bruno's (2007/2027)
Vidalia                  Vidalia             2000    N/A          Fee          93,696      100.00  Wal Mart (2005/2035) (1)
Village at Mableton      Mableton            2000    1998         Fee         239,474       90.42  Kmart (2014/2064) (6),
                                                                                                   Cub Foods (2009/2029) (1) (6),
                                                                                                   CVS (2004/2019) (1)

KENTUCKY
Harrodsburg Marketplace  Harrodsburg         2000    N/A          Fee          60,048      100.00  Kroger (2007/2027)

MARYLAND
Campus Village           College Park        2000    N/A          Fee          25,529      100.00
Coral Hills              Coral Hills         2000    N/A          Fee          82,550       85.74  Shoppers Food Warehouse
                                                                                                   (2004/2029), CVS (2008/2018)
Fox Run                  Prince Frederick    2000    1997         Fee         293,423       98.24  Kmart (2016/2066) (6),
                                                                                                   Giant Foods (2021/2051),
                                                                                                   Peebles (2012/2032)
MICHIGAN
Musicland                Livonia             2000    N/A          Fee          80,000      100.00  Media Play (2007/2027)

NEW JERSEY
Collegetown              Glassboro           2000    1995         Fee         251,015       99.16  Kmart (2006/2021) (6),
                                                                                                   Acme (2004/2044),
                                                                                                   Pep Boys (2015/2020)
Hillcrest Mall           Phillipsburg        2000    1985         Fee         220,985       48.82  Warren Hospital (2008/2018),
                                                                                                   Consolidated Stores (2004/2019)
Lakewood Plaza           Lakewood            1999    N/A          Fee         203,699       99.34  Shop Rite Supermarkets
                                                                                                   (2010/2030), Consolidated
                                                                                                   Stores (2007/2012)
Marlton Shopping         Evesham             1998    2001         Fee         157,188       96.13  T.J. Maxx (2011/2026)
Center- Phase I                                                                                    DSW (2011/2031),
                                                                                                   Somnia (2003/2013)
Marlton Shopping         Evesham             1998    2001         Fee         154,066       98.71  Burlington Coat Factory
Center- Phase II                                                                                   (2007/2031), Home Goods
                                                                                                   (2006/2021)
Rio Grande Plaza         Rio Grande          1997    1997         Fee         138,747       95.98  JC Penney (2012/2042),
                                                                                                   Peebles (2012/2022),
                                                                                                   Sears (2006/2026)
Suburban Plaza           Hamilton            2000    1999         Fee         244,718       35.11  Snyder Drug (2007)

NEW YORK
A & P Mamaroneck         Mamaroneck          2000    N/A          Fee          24,978      100.00  Great Atlantic & Pacific
                                                                                                   (2006/2016)
The Mall at Cross        Yonkers             2000    2000         Fee         263,568      100.00  National Wholesale Liquidators
County                                                                                             (2012/2032),
                                                                                                   TJ Maxx (2004/2014),
                                                                                                   Home Goods (2010/2025),

                                                                                                   The Sports Authority (2010/2025),
                                                                                                   Circuit City (2018/2038)
Highridge                Yonkers             2000    N/A          Fee          88,501      100.00  Pathmark (2003/2028)
North Ridge              New Rochelle        2000    N/A          Fee          42,131       99.75  Harmon Cosmetics (2007/2017),
                                                                                                   NRHMC (2011/2016)
Port Washington          Port Washington     2000    N/A       Leasehold       19,600      100.00  North Shore Farms (2003/2028)
                                                                 (2067)
Village Square           Larchmont           2000    N/A          Fee          17,028      100.00  Trader Joe's (2009/2024)

NORTH CAROLINA
Cary Plaza               Cary                2000    N/A          Fee          60,702      100.00  Food Lion (2010/2030) (1)
Magnolia Plaza           Morganton           2000    N/A          Fee         104,539       95.98  Ingles Supermarket (2007/2062)

OHIO
Pickaway Crossing        Circleville         2000    N/A          Fee         127,130      100.00  Wal Mart (2009/2039)

PENNSYLVANIA
550 W. Germantown Pike   Plymouth Meeting    2002    N/A          Fee           2,650        0.00
555 Scott Street         Wilkes-Barre        1997    N/A          Fee           8,400      100.00  Pet Supplies Plus (2005)
69th Street Plaza        Upper Darby         2000    1994         Fee          42,500      100.00  Snyder Drug (2003/2006)
Barn Plaza               Doylestown          2000    2002         Fee         213,108       68.06  Marshalls (2004/2019),
                                                                                                   Regal Cinemas, Inc. (2018/2027),
                                                                                                   Kohl's (2024/2054) (8)
Bensalem Square          Bensalem            2000    1983         Fee          72,558       99.43  Pathmark (2009/2039)
Bethlehem Square         Bethlehem           2000    1994         Fee         386,820      100.00  TJ Maxx (2006/2021),
                                                                                                   Home Depot (2010/2040),
                                                                                                   Giant Food Store (2010/2030) (1),
                                                                                                   Wal-Mart (2007/2027)
Bradford Mall            Bradford            2000    N/A        Fee (2)       287,975       55.59  Kmart (2004/2049) (6),
                                                                                                   Consolidated Stores (2007/2017),
Bristol Commerce         Bristol             2000    1993         Fee         273,119       54.59  Superfresh (2008/2038),
                                                                                                   Wal-Mart (2013/2063) (8)
Chesterbrook Village     Wayne               1997    1995         Fee         122,316       95.83  Genuardi Markets (2010/2030)
Collegeville             Collegeville        1998    1994         Fee         110,696       98.61  Acme (2008/2038),
                                                                                                   Annie Sez (2007/2017)
Chalfont Village         New Britain         1999    N/A          Fee          46,051      100.00
Cherry Square            Northampton         1999    N/A          Fee          75,005      100.00  Redners Supermarket (2016/2036)
County Line Plaza        Souderton           1997    1998         Fee         175,079       99.43  Woolco, Inc. (2007/2017) (1)(3),
                                                                                                   Clemens Markets (2007/2027)
Danville Plaza           Danville            1997    1987         Fee          24,052       96.41  CVS Pharmacy (2007/2027)
Dickson City             Dickson City        1997    1990         Fee          47,224       69.51  Office Max (2007/2017)
Franklin Center          Chambersburg        2000    N/A          Fee         174,892       87.94  Food Lion (2010/2030),
                                                                                                   Big Lots(2003/2013),
                                                                                                   Lowe's (2010/2019) (1)
Gilbertsville            Gilbertsville       1998    N/A          Fee          85,748      100.00  Weis Markets (2004/2019)
MacArthur Road           Whitehall           2000    N/A          Fee          50,856       92.92  Frank's Nursery (2012/2032)
New Holland Plaza        New Holland         1998    N/A          Fee          65,730       88.74  Amelia's Market (2010/2020),
Mount Carmel Plaza       Glenside            1997    N/A          Fee          14,504      100.00  Dollarland (2007/2017)
North Penn Marketplace   Upper Gwynedd       1998    N/A          Fee          57,898      100.00  Weis Markets (9)
                                                                                                   Eckerd Drugs (2003/2018)
Park Hills Plaza         Altoona             2000    1996         Fee         279,858       99.30  Weis Market (2022/2037),
                                                                                                   Dunham's Sporting Goods
                                                                                                   (2005/2015),
                                                                                                   Toys R Us(2015/2035),
                                                                                                   Staples(2010/2025),
                                                                                                   Superpetz (2005/2015)
Pilgrim Gardens          Drexel Hill         2000    N/A          Fee          83,358       81.97  Loehmann's (2008/2013) (6)
Street Road              Bensalem            2000    1995         Fee          68,031       98.57  Snyder Drug(2005/2008)

The Shoppes at Valley    Phoenixville        2000    2002         Fee         177,389       50.03  French Creek Outfitters
Forge                                                                                              (2005/2020),
                                                                                                   Staples (2011/2026),
                                                                                                   Redners Supermarket (2023/2030)
                                                                                                   (8)
Valley Fair              Tredyffrin          2000    2001         Fee         110,550       83.34  Oskar Huber Furniture (2011/2026)
                                                                                                   Chuck E. Cheese (2010/2025)
Village at Newtown       Newtown             1998    N/A          Fee         177,032       98.20  Genuardi Markets(2008/2028),
                                                                                                   Zany Brainy (2005/2015)
Village West             Allentown           2001    N/A          Fee         133,611      100.00  Giant Supermarket (2019/2039),
                                                                                                   CVS (2019/2029)
Whitehall Square         Whitehall           2000    2001         Fee         298,023       97.91  Stop & Shop (2006/2024),
                                                                                                   DrugEmporium (2006/2016),
                                                                                                   Today's Man (2006/2007),

                                                                                                     The Sports Authority
                                                                                                     (2006/2036),  Kids R Us
                                                                                                     (2007/2027)
Whitemarsh                 Conshohocken      1997    2002         Fee          67,476      100.00    Clemens Markets (2022/2031)
Woodbourne Square          Langhorne         1997    N/A          Fee          29,976       99.57

RHODE ISLAND
Wampanoag Plaza            East Providence   2000    N/A          Fee         242,162       74.98    Shaw's Drugstores (2006/2016),
                                                                                                     Marshalls (2006/2006),
                                                                                                     Savers/TVI, Inc. (2010/2025)

SOUTH CAROLINA
East Main Centre           Spartanburg       2000    2000         Fee         190,686       84.42    Wal Mart (2009/2034),
                                                                                                     Tractor Supply (2015/2030)
Park Centre                Columbia          2000    2000         Fee         226,705       98.68    Wal Mart (2009/2039) (4),
                                                                                                     Piggly Wiggly(2012/2027),
                                                                                                     Steinmart (2010/2030)

TENNESSEE
Meeting Square             Jefferson City    2000    N/A          Fee          92,968      100.00    Wal Mart (2009/2039)(1),
                                                                                                     Food Lion (2009/2039)

VIRGINIA
Culpeper Town Mall         Culpeper          2000    1999         Fee         137,564       93.27    Tractor Supply (2012/2022) ,
                                                                                                     Food Lion (2019/2029)
Marumsco-Jefferson Plaza   Woodbridge        2000    N/A          Fee         323,236       73.85    Giant Food Store (2004/2024),
                                                                                                     Peebles (2004/2010),
                                                                                                     Consolidated Stores, Inc.
                                                                                                     (2007/2017)
Statler Crossing           Staunton          2000    N/A          Fee         166,944       96.89    Wal Mart (2009/2034)(5),
                                                                                                     Rack 'N Sack(2013/2028) (1)

OFFICE BUILDINGS
FLORIDA
Century Village            W. Palm Beach     1970    1995         Fee          22,786      100.00
Administration Building
PENNSYLVANIA
Plymouth Plaza             Plymouth Meeting  1997    1994         Fee          30,027       94.62    Kramont Realt Trust (2004)
                                                                           ----------    --------

  Total income-producing
        properties                                                         10,511,743       88.01

PROPERTY HELD FOR SALE

Parkway Plaza II           Hamden            2000    N/A          Fee          91,164        2.85
                                                                           ----------    --------

    Totals                                                                 10,602,907       87.28%
                                                                           ==========    ========

Footnotes:  (1)   Includes space for which rent is being paid but is not
                  presently occupied.

            (2) 84,695 square feet gross of leasable area is subject to a ground lease which expires in 2004. The Company is the lessee under this ground lease.

            (3)   Lease is with Woolco, Inc. Sublease is with Kimsworth, Inc.

            (4) Lease is with Wal-Mart Stores, Inc. Sublease is with Resource Bancshares Mortgage Group

            (5) Lease is with Wal-Mart Stores, Inc. Sublease is with Fisher Auto Parts, Inc.

            (6)   Operating in bankruptcy.

            (7)   Kmart has announced that this store will close in 2003.

            (8) Rent will commence in 2003 and is not included in occupancy rate as of December 31, 2002.

            (9) Tenant occupies space not owned by the Company and is not included in the gross leasable area of the shopping center.

ITEM 3. LEGAL PROCEEDINGS

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The common shares of beneficial interest (the "Common Shares") are listed for trading on the New York Stock Exchange under the symbol "KRT". The following table sets forth the high and low sales prices per Common Share and the distributions per Common Share which were declared by Kramont for each quarter during the past two years.

                               Kramont
                             Market Price

                           High              Low              Distributions Declared
                           ----              ---              ----------------------
2002

First Quarter           $    14.26       $   12.35               $        .325
Second Quarter               16.25           13.24                        .325
Third Quarter                15.94           11.10                        .325

Fourth Quarter               15.75           12.51                        .325
                                                                  ------------

                                                                  $       1.30
                                                                  ============

2001

First Quarter           $    11.39      $     9.00                $       .325
Second Quarter               13.78           10.05                        .325
Third Quarter                13.79           10.10                        .325

Fourth Quarter               15.08           11.90                        .325
                                                                  ------------

                                                                  $       1.30
                                                                  ============

The Company has paid regular quarterly cash distributions on its common stock and common shares of beneficial interest since it commenced operations in January 1982. Future distributions paid by the Company will be at the discretion of the Board of Trustees and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deem relevant.

As of March 10, 2003, there were 23,355,985 Common Shares outstanding, and the approximate number of holders of record of the Common Shares was 2,200. The Company owns 23,355,985 Common OP Units in Kramont OP representing the sole general partnership interest and 93.31% of the limited partnership interests in Kramont OP. The Company indirectly owns 9,416,754 units of limited partnership (also called "OP Units") in Montgomery OP representing a 99.87% partnership interest in Montgomery OP and owned 100% of its sole general partner. The holders of substantially all of the remaining OP Units have the right to require Kramont OP or Montgomery OP, as the case may be, to redeem their OP Units for cash at any time. However, upon a holder giving notice of the exercise of this right, the Company has the right to acquire such holder's OP Units in exchange for cash or, if certain conditions are satisfied, an equal number of Kramont Common Shares.

Securities Authorized For Issuance Under Equity Compensation Plans

   The following table provides certain information regarding the securities authorized for issuance under the Company's equity compensation plans, as of December 31, 2002.

                                           Number of                                  Number of
                                       Securities to be                               Securities
                                          Issued Upon      Weighted-Average           Remaining
                                          Exercise of       Exercise Price          Available for
                                          Outstanding       of Outstanding         Future Issuance
                                           Options,            Options,              Under Equity
                                         Warrants and        Warrants and            Compensation
                                            Rights              Rights                Plans (3)

      Plan Category                           (a)                (b)                      (c)
----------------------------           ----------------    -----------------       -----------------
Equity compensation plans
approved by shareholders (1)                462,750             $14.06                 3,098,750

Equity compensation plans
not approved by shareholders (2)                 --                 --                        --
                                            -------             ------                 ---------
Total                                       462,750             $14.06                 3,098,750
                                            =======             ======                 =========

      (1) The equity compensation plans which were approved by the Company's shareholders are the 1995 Incentive Plan, the Montgomery CV Trust Executive Stock Option Plan, the Drexel Realty, Inc. 1997 Stock Option Plan, the CV Reit, Inc. Non-Employee Director 1998 Stock Option Plan, and the 2000 Incentive Plan

      (2) There are no equity compensation plans which were not approved by the Company's shareholders.

      (3)   Excludes securities reflected in column (a).

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


                                                         Years Ended December 31,
                                                (dollars in millions, except share data)
                                     2002            2001        2000 (a)       1999          1998
                                  -----------    -----------   -----------   -----------   -----------
Revenues
 Rent                             $     105.1    $     101.6   $      66.4   $      25.6   $      17.2
 Interest and Other                       5.3            6.1           9.4           8.0           8.8
                                  -----------    -----------   -----------   -----------   -----------

Total Revenues                    $     110.4    $     107.7   $      75.8   $      33.6   $      26.0
                                  ===========    ===========   ===========   ===========   ===========

Net income from discontinued
operations (b)                    $       (.2)   $       7.8   $        .3   $        --   $        --
                                  ===========    ===========   ===========   ===========   ===========

Income before preferred
 distribution                     $      18.0    $      25.8   $      17.6   $       7.2   $       8.8
                                  ===========    ===========   ===========   ===========   ===========

Net income to common
 shareholders                     $      11.0    $      18.3   $      13.4   $       7.2     $15.9 (c)
                                  ===========    ===========   ===========   ===========   ===========

Funds From Operations             $      27.0    $      28.5   $      22.7   $      10.8   $       9.5
                                  ===========    ===========   ===========   ===========   ===========
 (FFO) (d)

Per common share:

Net income to common
shareholders, basic and diluted   $       .54    $       .97   $       .97   $       .91   $      1.99
                                  ===========    ===========   ===========   ===========   ===========

 Dividends declared               $      1.30    $      1.30   $      1.27   $      1.16   $      1.16
                                  ===========    ===========   ===========   ===========   ===========

Weighted average common shares
outstanding, basic                 20,380,949     18,803,535    13,857,409     7,966,621     7,966,621
                                  ===========    ===========   ===========   ===========   ===========

Weighted average common shares
outstanding, diluted               20,401,095     18,815,657    13,858,427     7,966,621     7,966,621
                                  ===========    ===========   ===========   ===========   ===========

At Year End:
Total assets                      $     779.3    $     769.2   $     764.0   $     257.8   $     225.4
                                  ===========    ===========   ===========   ===========   ===========

Borrowings                        $     480.5    $     510.2   $     500.3   $     156.3   $     121.9
                                  ===========    ===========   ===========   ===========   ===========

Beneficiaries equity:
 Total                            $     253.9    $     219.0   $     225.2   $      77.6   $      79.6
                                  ===========    ===========   ===========   ===========   ===========

      (a) On June 16, 2000, Kramont acquired its assets through the merger of CV Reit and Kranzco into Kramont. See Item 7. Management's Discussion and Analysis of Results of Operation and Financial Condition and Note 1 to the consolidated financial statements.

      (b)   Effective January 1, 2002, the Company adopted SFAS 144 (See Note
            3). Prior periods have been reclassified.

      (c) Includes $7 million benefit arising from the reversal of deferred tax liability.

      (d) Funds From Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts (NAREIT), consists of net income (computed in accordance with generally accepted accounting principles) before depreciation and amortization of real property, extraordinary items and gains and losses on sales of real estate. Please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for the calculation of FFO.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto in Item 8 (collectively, the "financial statements").

                              RESULTS OF OPERATIONS

The Merger was accounted for as a purchase by CV Reit of Kranzco. Accordingly, the operating results of the net assets acquired are included in the consolidated financial statements from the effective date of the Merger which was June 16, 2000. As a result, the Company believes the comparison for the years ended December 31, 2001 and 2000 may not be meaningful.

                                   NET INCOME

                              2002 Compared to 2001

For the year ended December 31, 2002, net income to holders of Common Shares was $11 million or $.54 per weighted average common share compared to $18.3 million or $.97 per weighted average common share for the year ended December 31, 2001. The discussion below highlights the major components which caused the decrease in net income.

For the year ended December 31, 2002, rent and other revenue and operating expenses increased by $3.2 million and $2 million, respectively (a net rental income increase of $1.2 million). The rent revenue increase is primarily due to increased rentals in the existing portfolio in the amount of $1.5 million and $3.3 million in rents from the acquisition of two shopping centers on December 27, 2001 and April 26, 2002, offset by the loss of rent from tenant bankruptcies in the amount of $1.6 million. Operating expenses increased during the twelve months ended December 31, 2002, primarily due to the purchase of two shopping centers which amounted to $606,000, an increase in real estate tax expense in the amount of $800,000, and an increase in on-site management expense in the amount of $600,000.

Interest income decreased by $431,000 during 2002, primarily attributable to a reduction on the balance of the Company's mortgage notes receivable due to scheduled repayments of principal in the amount of $237,000 and a decrease in interest rates on the Company's cash deposits in the amount of $194,000. The Company's mortgage notes receivables are long term and require self-amortizing payments through 2012.

Interest expense decreased by $776,000 during 2002, primarily as a result of a decrease in interest paid on the Company's variable rate debt of $919,000, and the repayment of borrowings of $1.2 million, offset by an increase in interest of $962,000 due to the assumption of debt in the acquisition of a shopping center on December 27, 2001 and $335,000 expense due to the write-off of deferred finance costs due to the prepayment of a credit facility in December, 2002.

Depreciation and amortization increased by $1.5 million, primarily due to additional expense of $1 million as a result of capital expenditures in the current year and a full year of depreciation on 2001 capital expenditures, and the additional expense of $500,000 as a result of the acquisition of two shopping centers on December 27, 2001 and April 26, 2002.

General and administrative expenses decreased by $353,000, principally due to a decrease in performance related bonuses offset by an increase in the amortization of restricted shares.

Preferred share distributions decreased by $444,000 due to the Company's purchase of all 11,155 outstanding Series A-1 Increasing Rate Cumulative Convertible Preferred Shares on May 15, 2002.

Net loss from discontinued operations was $156,000 for 2002 compared to net income of $7.8 million for 2001. The 2002 amount consisted of a loss from the sale of real estate in the amount of $45,000 and a loss from the operations of properties sold and properties held for sale of $124,000. The 2002 amount includes the net income from properties sold in 2002 as well as properties held for sale. The 2001 amount consisted of a gain from the sale of real estate in the amount of $5.1 million and income from the operations of properties sold and properties held for sale of $3.2 million. The 2001 amount includes the net income from properties sold in 2001 and 2002, as well as the properties held for sale.

                              2001 Compared to 2000

For the year ended December 31, 2001, net income to holders of Common Shares was $18.3 million or $.97 per weighted average common share compared to $13.4 million or $.97 per weighted average common share for the year ended December 31, 2000. The discussion below highlights the major components which caused the increase in net income.

For the year ended December 31, 2001, rent and other revenue and operating expenses increased by $34.7 million and $11.2 million, respectively (a net rental income increase of $23.5 million), primarily due to the Merger.

Interest income decreased by $2.9 million during 2001, primarily attributable to a reduction on the balance of the Company's mortgage notes receivable due to scheduled repayments of principal and the prepayment of the Hilcoast Note in December 2000. The Company's remaining mortgage notes receivables are long term and require self-amortizing payments through 2012.

Interest expense increased by $9.2 million during 2001 principally as a result of increased borrowings assumed in the Merger offset by decreased interest on the Company's floating rate debt and a lower debt balance as a result of the disposition of four properties in the fourth quarter of 2000 and in 2001, as well as the repayment of debt from proceeds of the sale of the Hilcoast Note Receivable in December 2000. Interest expense during 2000 also included an exit fee of $478,000 for a credit facility that was repaid in August 2000.

Depreciation and amortization increased by $5.7 million, primarily as a result of the Merger.

General and administrative expenses increased by $2.8 million, principally due to increased personnel as a result of the Merger and performance related bonuses, as well as the partial vesting of restricted shares awarded effective September 1, 2001.

The $252,000 increase in equity in income of unconsolidated affiliates was primarily attributable to the reduction of general and administrative charges incurred by Drexel. As a result of the Merger, these general and administrative charges were no longer incurred by Drexel and are incurred by Kramont OP.

Preferred share distributions increased by $3.3 million as a result of the Merger.

Net income from discontinued operations was $7.8 million for 2001 compared to $345,000 for 2000. The 2001 amount consisted of a gain from the sale of real estate in the amount of $5.1 million and income from the operations of properties sold and properties held for sale of $3.2 million. The 2001 amount includes the net income from properties sold in 2001 and 2002, as well as the properties held for sale. The 2000 amount consisted of a gain from the sale of real estate in the amount of $150,000 and income from the operations of properties sold and properties held for sale of $228,000. The 2000 amount includes the net income from properties sold in 2000, 2001, and 2002, as well as the properties held for sale.

                              FUNDS FROM OPERATIONS

The following schedule reconciles FFO to net income for the years presented (in thousands):

                                            2002       2001         2000
                                          -------    --------     --------
Net income to common shareholders         $10,951    $ 18,260     $ 13,391
Depreciation and amortization of
real property (including
unconsolidated affiliates) (1) (2)         16,036      14,998        9,413
(Gain) loss on sale of real estate (3)         42      (4,754)        (124)
                                          -------    --------     --------
FFO                                       $27,029    $ 28,504     $ 22,680
                                          =======    ========     ========

(1)   Net of minority interests of $1,298, $1,042, and $846, respectively.

(2) Depreciation related to unconsolidated affiliates of $192, $170, and $161, respectively.

(3) Net of amounts attributable to minority interests of $3, ($337), and ($7), respectively.

      (e) The Company believes that FFO should be considered in conjunction with net income, as presented in the statements of operations. The Company believes that FFO is an appropriate measure of operating performance because real estate depreciation and amortization charges are not meaningful in evaluating the operating results of the Company's properties and extraordinary items and the gain on the sale of real estate would distort the comparative measurement of performance and may not be relevant to ongoing operations. However, FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to either net income as a measure of the Company's operating performance or to cash flows from operating activities as an indicator of liquidity or cash available to fund all cash flow needs. Since all companies do not calculate FFO in a similar fashion, the Company's calculation, presented above, may not be comparable to similarly titled measures reported by other companies. Please refer to Item 6, Selected Financial Data, note d.

                         LIQUIDITY AND CAPITAL RESOURCES

Consolidated Statements of Cash Flows

Unrestricted cash and cash equivalents were $16.5 million, $9.2 million and $10.4 million at December 31, 2002, 2001 and 2000, respectively.

Net cash provided by operating activities, as reported in the consolidated statements of cash flows increased to $38.3 million in 2002 from $30.6 million in 2001 and $20.5 million in 2000. The increase in cash flows from operating activities is primarily due to an increase in accounts payable and other liabilities of $4.8 million in 2002 compared to a decrease in accounts payable and other liabilities of $4.7 million in 2001.

Net cash used in investing activities amounted to $14.1 million in 2002, which decreased from net cash provided by investing activities of $5.7 million in 2001, and $23.5 million in 2000. The 2002 amounts reflect $9.8 million used for the acquisition of a shopping center in Killingly, Connecticut and a free-standing building in Plymouth Meeting, Pennsylvania, and $9.7 million used for capital improvements, offset by $2 million of collections on mortgage notes receivable and $2.6 million of proceeds from the sale of a free-standing building in Frederick, Maryland and a shopping center in Columbus, Mississippi. In 2001, net cash provided by investing activities was $5.7 million and reflects $1.9 million of collections of mortgage notes receivable and $17.3 million of proceeds from the sale of three shopping centers in Baltimore, Maryland, Brookhaven, Mississippi, and Frederick, Maryland, partially offset by $13.9 million of capital improvements and $234,000 used for the purchase of a shopping center in Allentown, Pennsylvania. In 2000 investing activities provided $23.5 million which reflects $1.6 million of collections on mortgage notes receivable and $27.5 million for the payoff of the Hilcoast Note and $3.8 million of proceeds from the sale of a free-standing building in Flint, Michigan, partially offset by $6 million of capital improvements, net cash used for the merger of CV Reit and Kranzco of $3.5 million and an increase in restricted cash of $700,000.

Net cash used in financing activities decreased to $16.9 million in 2002 from net cash used in financing activities of $37.5 million in 2001, and $37.2 million in 2000. The 2002 amounts consist of cash distributions of $33.4 million to shareholders, cash distributions of $2.1 million to minority interests, $29.7 million of net repayment of borrowings, $6.1 million used for the purchase of 11,155 shares of Preferred Series A-1 shares of beneficial interest, and $3 million of deferred finance costs, partially offset by $56.7 million of proceeds from the issuance of new common shares of beneficial interest and $635,000 of proceeds from the issuance of common shares of beneficial interest as a result of the exercising of options. The 2001 amounts consist of cash distributions of $32 million to shareholders, cash distributions of $1.7 million to minority interests, $4.1 million of net repayment of borrowings, and $561,000 of deferred finance costs, partially offset by $862,000 of proceeds from the issuance of common shares of beneficial interest as a result of the exercising of options. The 2000 amounts consist of cash distributions of $20.8 million to shareholders, $1.7 million to minority interests, $2.5 million of deferred finance costs and $2.3 million for the purchase of 146,800 shares of Preferred Series D shares of beneficial interest, and $9.8 million of net repayment of borrowings.

Borrowings

At December 31, 2002, the Company's contractual obligations for borrowings are as follows:

                     Payments Due by Period
                         (in thousands)
     1 year       2 to 3 years    4 to 5 years    After 5 years
  ----------   ----------------  -------------   ----------------
    $ 229.7         $ 104.0         $ 31.5          $ 115.3

At December 31, 2002, the Company's ability to borrow under lines of credit is as follows:

                           Commitment expiration per period
                                   (in thousands)
Total amounts available     1 year            2 to 3 years
-----------------------     ------            ------------
         $31.7               $6.7                 $25.0

Borrowings consist of $410.3 million of fixed rate indebtedness, with a weighted average interest rate of 7.68% at December 31, 2002, and $70.2 million of variable rate indebtedness with a weighted average interest rate of 4.81% at December 31, 2002. The borrowings are collateralized by a substantial portion of the Company's real estate and the Recreation Notes. The Company expects to refinance certain of these borrowings, at or prior to maturity, through new mortgage loans on real estate. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancing can be achieved.

Effective December 20, 2002, the Company entered into a Loan Agreement (the "Loan Agreement") with Fleet National Bank, N.A. on its own behalf and as agent for certain other banks providing for a credit facility (the "Credit Facility"). As of December 30, 2002, the date of the initial funding, the maximum amount of the Credit Facility is $100 million and the maximum amount the Company may borrow is $68 million based on the current collateral. The maximum amount of the Credit Facility may be increased to $125 million, under the terms and conditions of the Loan Agreement. The Borrowing Base available to Kramont OP under the Credit Facility is subject to increase or decrease from its current amount pursuant to the terms of the Loan Agreement. The Credit Facility is a revolving line of credit with a term of three years and is secured by guarantees by the Company and those of its subsidiaries who have provided mortgages to the lenders, sixteen first mortgages on shopping centers and a first priority security interest in the membership interests and partnership interests of the subsidiary entities. The Credit Facility contains various financial covenants that must be observed. The Company was in compliance with these covenants at December 31, 2002. Credit Facility borrowings bear interest at the Borrowers election of (a) at the prime rate or the prime rate plus 25 basis points based on the leverage ratio of the Company's and Kramont OP's total debt and liabilities to its total asset value, or (b) London InterBank Offered Rate ("LIBOR") plus 175 to 225 basis points based on such ratio. Interest rates may be set for one, three or six-month periods. Advances under the Credit Facility may be used for general corporate purposes and, among other purposes, to fund acquisitions, repayment of all or part of outstanding indebtedness, expansions, renovations, financing and refinancing of real estate, closing costs and for other lawful purposes. Additional provisions include arrangement and commitment fees of up to $975,000, with the commitment fee subject to an increase of 1/2% of subsequent commitments in excess of $100 million, and a fee applicable to the unused portion of the maximum Credit Facility amount. The $68 million received on December 30, 2002, was used to pay outstanding debt, including a portion of the amount outstanding under the Company's credit facility with GMAC Commercial Mortgage. On December 31, 2002, $25 million received from the issuance of equity was used to decrease the outstanding balance of the Credit Facility to $43 million.

Effective August 1, 2000, the Company entered into an Amended and Restated Loan and Credit Facility Agreement (the "Amended Facility") with GMAC Commercial Mortgage ("GMAC") which increased the existing GMAC $100 million facility to a $155 million facility. The Amended Facility is a non-revolving line of credit with individual loan terms of three years if funds are advanced within the first twelve months, and two years if funds are advanced during the thirteenth through the eighteenth months. Advances under the Amended Facility: (1) must be secured by assets based on specified aggregate loan to value and debt service coverage ratios, (2) bear interest at an annual rate of one month LIBOR plus a spread ranging from 245 to 295 basis points, based on loan to value ratios, and (3) may be drawn only during the first eighteen months of the credit facility. Additional provisions include a 1/2% commitment fee, a minimum net worth covenant of $175 million, cross-default and cross-collateralization requirements with respect to debt and properties within the Amended Facility and under certain conditions an exit fee. Advances under the Amended Facility may be used to fund acquisitions, expansions, renovations, financing and refinancing of real estate. As of December 31, 2002, the Company had $9.3 million outstanding under the $155 million Amended Facility.

In 1996, the Company entered into a seven year, fixed rate real estate mortgage loan in the principal amount of $181.7 million (the "Mortgage Loan"), at a weighted average interest rate of 7.96% per annum, which is inclusive of trustee and servicing fees. The Mortgage Loan is secured by twenty-seven shopping center properties (the "Mortgaged Properties"). The entire outstanding principal balance of the Mortgage Loan is due in June 2003. As a condition of the Mortgage Loan, Kranzco was required to establish a sinking fund account and a capital and tenant improvement ("TI") reserve account. All funds in the capital and TI reserve account may be used to fund capital improvements, repairs, alterations, tenant improvements, and leasing commissions at the Mortgaged Properties. On October 23, 2002, the Company obtained a commitment from Metropolitan Life Insurance Company (the "Commitment") for a loan in the amount of $190 million to replace the Mortgage Loan when it matures in June 2003. The terms of the Commitment are for ten years with a weighted average interest rate of 6.12%, interest only for the first two years, with amortization for the remainder of the loan term. The closing of the Commitment is subject to certain closing conditions.

In 1998, the Company obtained a $65.9 million fixed rate mortgage loan from Salomon Brothers Realty Corp. This loan is secured by a first mortgage on nine properties acquired by Kranzco in September 1998. The mortgage loan bears a fixed interest rate of 7% per annum and requires monthly payments of interest and principal based on a 30-year amortization. The loan matures on October 1, 2008. The outstanding balance on the mortgage loan was approximately $63.1 million as of December 31, 2002. Pursuant to the mortgage loan, the Company is required to make monthly escrow payments to fund tenant improvements and repair reserves.

In addition, the Company has twenty-six mortgage loans outstanding as of December 31, 2002, secured by twenty-four shopping centers which were primarily assumed in connection with various acquisitions of certain shopping centers. These mortgage loans have maturity dates ranging from 2003 through 2012. Twenty of the twenty-six mortgage loans have fixed interest rates ranging from 6.08% to 9.38%. The outstanding principal balance on these mortgage loans at December 31, 2002, was approximately $147 million. The remaining six mortgage loans, in the aggregate amount of $18 million at December 31, 2002, have variable rates ranging from 3.08% to 7.63%.

The Company also has $18.4 million of borrowings consisting of collateralized mortgage obligations, net of unamortized discount, with a fixed effective interest rate of 8.84% which are collateralized by the Recreation Notes and require self-amortizing principal and interest payments through March 2007.

The Company has a line of credit with Wilmington Trust of Pennsylvania in the amount of $3.5 million secured by two shopping centers with an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 1.8%. The line of credit matures on June 30, 2003. At December 31, 2002, there was no outstanding balance on this line of credit.

On July 12, 2001, the Company established a secured line of credit in the amount of $3.2 million with Wachovia Bank, N.A. This line is secured by a shopping center and has an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 1.8%. The line of credit matures on August 1, 2003. No amounts were outstanding at December 31, 2002 on this line of credit.

Capital Resources

On April 3, 2002, the Company filed a Shelf Registration Statement on Form S-3 ("Shelf Registration") to register $150 million in common and preferred shares of beneficial interest, depository shares, warrants and debt securities. The Shelf Registration Statement became effective April 17, 2002.

On May 15, 2002, the Company purchased all 11,155 outstanding Series A-1 Increasing Rate Cumulative Convertible Preferred Shares for $6.1 million plus costs.

On May 16, 2002, under the Shelf Registration, the Company sold 2.3 million of its common shares of beneficial interest for proceeds of $31.3 million to Cohen & Steers Capital Management, Inc. ("Cohen & Steers"), on behalf of itself and as investment adviser to certain investment advisory clients. The Company used $6.1 million for the purchase of Series A-1 Preferred Shares, $8.4 million for the purchase of a shopping center in Killingly, Connecticut, $1.1 million for the purchase of a free standing building in Plymouth Meeting, Pennsylvania, and paid down debt in the amount of $8 million. The Company intends to use the balance of the proceeds for acquisitions, debt reductions, and other corporate purposes.

On December 31, 2002, under the Shelf Registration, the Company sold 1.8 million of its common shares of beneficial interest for proceeds of $25.5 million to Teachers Insurance and Annuity Association of America and certain investment advisory clients of Kensington Investment Group, Inc. and Teachers Advisors, Inc. The Company used $25 million to pay down the Credit Facility. The Company intends to use the balance of the proceeds for general corporate purposes.

The Company's operating funds are generated from rent revenue net of operating expense from income-producing properties and, to a much lesser extent, interest income on the mortgage notes receivable. The Company believes that the operating funds will be sufficient in the foreseeable future to fund operating and administrative expenses, interest expense, recurring capital expenditures and distributions to shareholders in accordance with REIT requirements. Sources of capital for non-recurring capital expenditures and scheduled principal payments, including balloon payments, on outstanding borrowings are expected to be obtained from property refinancings, scheduled principal repayments on the mortgage notes receivable, sales of non-strategic real estate, the Company's lines of credit and/or potential debt or equity financing in the public or private markets.

Acquisitions

On April 26, 2002, the Company completed the acquisition of a 75,400 square foot shopping center located in Killingly, Connecticut for a purchase price of $8.4 million, including transaction costs of $68,000. The purchase was initially made using cash and the property was subsequently pledged as collateral in the new Credit Facility. A 50,000 square foot supermarket anchors the center.

On August 22, 2002, the Company completed the acquisition of a vacant 2,650 square foot free-standing building in Plymouth Meeting, Pennsylvania for a purchase price of $1.1 million including transaction costs. The building is currently vacant.

Dispositions

The Company has determined that certain properties do not fit the Company's core portfolio. As a result, these properties have been sold, are under contract of sale, or are held for sale. The Company sold two properties during 2002. They include a free-standing building located in Frederick, Maryland sold on March 11, 2002, and a shopping center in Columbus, Mississippi sold on December 31, 2002; both properties were unencumbered. The free-standing building housed a Taco Bell restaurant, and Kramont received gross proceeds of approximately $750,000 as a result of the sale of this property. The shopping center was an 116,000 square foot neighborhood center and was 93% vacant at the time of the sale. Kramont received gross proceeds of approximately $1.7 million as a result of the sale of the property. The proceeds of the sale were used for general corporate purposes.

Purchase Commitments

On September 30, 2002, the Company signed a definitive agreement to acquire 3 properties and 16 acres of land for development for approximately $12.5 million in cash and shares of beneficial interest. The purchase includes a 31,500 square foot Shop Rite Supermarket and a fully occupied 14,000 square foot office building in Springfield, New Jersey, a 54,000 square foot Shop Rite Supermarket, and an adjacent 16 acres of land approved for development in Somers Point, New Jersey. The transaction is expected to be completed before the end of 2003 and is subject to usual real estate due diligence.

Material Bankruptcies

Kmart has commenced bankruptcy proceedings. Our financial position may be adversely affected if Kmart or a bankruptcy trustee or any other successor to its assets in bankruptcy terminates or renegotiates the terms of Kmart leases or closes Kmart stores at the Company's shopping centers. Kmart has announced that it will close its store located in Manchester, Connecticut, which is one of the Company's seven Kmart stores. The minimum rent payable under the lease for the store to be closed, which may be rejected by Kmart, represents approximately, three-tenths of one-percent of the Company's total annualized minimum rents.

                        TRANSACTIONS WITH RELATED PARTIES

Included in Mortgage Notes Receivable is a note due from Mr. Irwin Levy, in the amount of $9 million at December 31, 2002. This note bears interest at 13.25% and $1.2 million in interest income was recognized during 2002. The note was issued prior to the prohibitions on related party loans as stated in the Sarbanes-Oxley Act of 2002.

Since 1990, companies owned by Mr. Levy, a Trustee, and/or members of his family have leased, managed and operated the recreation facilities at the Century Villages in West Palm Beach, Deerfield Beach and Boca Raton, which are collateral for certain notes the Company holds with an outstanding balance of $33.3 million (including the $9 million discussed above) at December 31, 2002. During 2002, the Company leased approximately 4,600 square feet of office space to those companies and other companies controlled by Mr. Levy on a month-to-month basis and received approximately $55,000 for payment of rent, utilities, and operating expenses.

Mr. Louis P. Meshon, Sr., President, Chief Executive Officer and Trustee, and Patricia Meshon, his wife, own 99% of the voting stock (a 5% equity interest) in Drexel Realty, Inc. ("Drexel"), the management company in which Montgomery CV Realty L.P. owns a 95% equity interest. Drexel manages four properties in which Mr. Meshon has ownership interests. These properties paid Drexel $279,500 for management and leasing services during 2002.

Mr. Milton S. Schneider, a Trustee, is the Chief Executive Officer of The Glenville Group ("Glenville"), a company involved in the development, ownership, and management of commercial and residential properties. The Company leases approximately 2,300 square feet of office space to Glenville in accordance with a five-year lease effective June 1, 1999 and expiring on May 31, 2004. Glenville paid the Company approximately $58,000 for payment of rent, electric and other operating expenses in 2002.

Related party transactions are more fully described in Note 6 to the financial statements.

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

Real Estate - Income-Producing

Real estate - income-producing ("Real Estate") is stated at cost less accumulated depreciation. Costs directly related to the acquisition, development, and construction of Real Estate are capitalized. Ordinary repairs and maintenance are expensed as incurred, major replacements and betterments, which improve or extend the life of the assets, are capitalized and depreciated over their estimated lives.

On a periodic basis, management assesses whether there are any indicators that the value of the Company's Real Estate may be impaired. A property's value may be impaired only if management's estimate of the aggregate future cash flows, on an undiscounted basis to be generated by the property are less than the carrying value of the property.

If impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Company's estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties, including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management's assumptions, the future cash flows estimated by management in their impairment analyses may not be achieved.

Properties Held for Sale

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of its carrying amount or fair value less cost to sell. SFAS 144 broadens the presentation of discontinued operations to include a component of a company. Under SFAS 144, an individual income-producing property is considered a component of the company. As a result, when assets are identified by the management and a plan for sale, as defined by SFAS 144, has been adopted, the Company estimates the fair value, net of selling costs, of such assets. Fair value is estimated using estimated selling price of each property based on discussions with potential buyers. If, in management's opinion, the fair value less costs to sell of the assets, which have been identified for sale, is less than the net carrying amount of the assets, the assets are written down. The Company's estimate of fair value of each property is based on economic and market conditions which are subject to change. Carrying amounts and subsequent declines or gains in fair value are recorded in operations. If circumstances arise that the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified shall be measured at the lower of its carrying amount before the asset was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the asset been continuously classified as held and used or fair value at the date of the decision not to sell.

Revenue Recognition

We recognize revenue from rentals on a straight-line basis over the terms of the leases. Percentage rent is recognized in the period when sales breakpoints are reached. The majority of our leases provide for reimbursement from tenants of their share of common area maintenance costs, insurance and real estate taxes, which are recorded on the accrual basis.

Allowance for Doubtful Accounts

Management periodically performs a detailed review of amounts due from tenants to determine if accounts receivable balances are impaired based on factors affecting the collectibility of those balances. Management's estimates of the allowance for doubtful accounts requires management to exercise significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.

                    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, Accounting for Restructuring Costs ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 does not currently affect the Company.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 provides new guidance for the consolidation of variable interest entities for which the voting interest model is difficult to apply. Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures. The new guidance, however, applies to a larger population of entities. The

Company believes that the adoption of FIN 46 will not have a material impact on the Company's financial position or results of operations.

                                    INFLATION

During recent years, the rate of inflation has remained at a low level and has had minimal impact on the Company's operating results. Inflation rates may rise in the future.

Most of the tenant leases contain provisions designed to lessen the impact of inflation. These provisions include escalation clauses which generally increase rental rates annually based on cost of living indexes (or based on stated rental increases which are currently higher than recent cost of living increases), and percentage rentals based on tenant's gross sales, which generally increase as prices rise. Many of the leases are for terms of less than ten years which increases the Company's ability to replace those leases which are below market rates with new leases at higher base and/or percentage rentals. In addition, most of the leases require the tenants to pay their proportionate share annually, including increases, in operating expenses, including common area maintenance, real estate taxes and insurance. However, in the event of significant inflation, the Company's operating results could be adversely affected if general and administrative expenses and interest expense increases at a rate higher than rent income or if the increase in inflation exceeds rent increases for certain tenant leases which provide for stated rent increases (rather than based on cost of living indexes).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary exposure to market risk is to changes in interest rates. The Company has both fixed and variable rate debt. The Company has $480.5 million of debt outstanding as of December 31, 2002, of which $410.3 million, or 85.4%, has been borrowed at fixed rates ranging from 6.08% to 9.38% with maturities through 2012. As these debt instruments mature, the Company typically refinances such debt at their existing market interest rates which may be more or less than interest rates on the maturing debt. Changes in interest rates have different impacts on the fixed and variable rate portions of the Company's debt portfolio. A change in interest rates impacts the net market value of the Company's fixed rate debt, but has no impact on interest incurred or cash flows on the Company's fixed rate debt. Interest rate changes on variable debt impacts the interest incurred and cash flows but does not impact the net market value of the debt instrument. Based on the variable rate debt of the Company as of December 31, 2002, a 100 basis point increase in interest rates would result in an additional $702,000 in interest incurred per year and a 100 basis point decline would lower interest incurred by $702,000 per year. To ameliorate the risk of interest rate increases, the Company has entered into interest rate swap agreements in the notional amounts of $32.5 million. A 100 basis point increase in interest rates would result in a $10.7 million decrease in the fair value of the fixed rate debt and a 100 basis pint decline would result in a $9.6 million increase in the fair value.

The Company also has $33.3 million of fixed rate mortgage notes receivable. Changes in interest rates impacts the market value of the mortgage notes receivable, but has no impact on interest earned or cash flows. A 100 basis point increase in interest rates would result in a $1.6 million decrease in the fair value of the mortgage notes receivable and a 100 basis point decline would result in a $2.3 million increase in the fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                  PAGE
                                                                                                  ----
      Report of Independent Certified Public Accountants                                           26

Consolidated Financial Statements:

      Balance Sheets - December 31, 2002 and 2001                                                  27
      Statements of Income - Years Ended December 31, 2002, 2001, and 2000                         28
      Statements of Other Comprehensive Income - Years Ended December 31, 2002, 2001, and 2000     28
      Statements of Beneficiaries' Equity - Years Ended December 31, 2002, 2001 and 2000           29
      Statements of Cash Flows - Years Ended December 31, 2002, 2001 and 2000                      30
      Notes to Consolidated Financial Statements                                                   31-43

Consolidated Financial Statements Schedules:

      Schedule III - Real Estate and Accumulated Depreciation                                      44-46
      Schedule IV - Mortgage Loans on Real Estate                                                  47

Schedules, other than those listed above, are omitted because they are not required, or because the information required is included in the consolidated financial statements or the notes thereto.

                    REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Trustees of
Kramont Realty Trust
Plymouth Meeting, PA

We have audited the accompanying consolidated balance sheets of Kramont Realty Trust and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, other comprehensive income, beneficiaries' equity and cash flows for each of the three years in the period ended December 31, 2002. We have also audited the schedules listed in the accompanying index. These financial statements and the schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kramont Realty Trust and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

As explained in Note 1 to the consolidated financial statements, effective January 1, 2002, Kramont Realty Trust and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Also, as explained in Note 1 to the consolidated financial statements, effective January 1, 2001, Kramont Realty Trust and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.


BDO SEIDMAN, LLP
New York, New York
February 14, 2003

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)

ASSETS                                                                                           December 31,

                                                                                              2002           2001
                                                                                           ---------      ---------
Real estate - income-producing, net of accumulated depreciation                            $ 686,613      $ 684,608
Properties held for sale                                                                       9,713         11,742
Mortgage notes receivable                                                                     33,340         35,340
Investments in unconsolidated affiliates                                                       2,923          3,065
Cash and cash equivalents (includes $1,687 and $1,718 restricted)                             18,173         10,904
Other assets                                                                                  28,498         23,501
                                                                                           ---------      ---------

                                           Total assets                                    $ 779,260      $ 769,160
                                                                                           =========      =========

LIABILITIES AND BENEFICIARIES' EQUITY

LIABILITIES:
  Mortgages and notes payable                                                              $ 480,489      $ 510,212
  Accounts payable and other liabilities                                                      15,944         11,094
  Distributions payable                                                                        9,766          8,394
                                                                                           ---------      ---------

                                           Total liabilities                                 506,199        529,700
                                                                                           ---------      ---------


Minority interests in Operating Partnerships                                                  19,171         20,437
                                                                                           ---------      ---------

BENEFICIARIES' EQUITY:
Convertible preferred shares of beneficial interest, Series A-1, $0.01 par
value; authorized and issued 11,155 shares as of December 31, 2002 and 2001                        1              1
Convertible preferred shares of beneficial interest, Series B-1, $0.01 par value; authorized 1,235,000 shares; issued and outstanding 1,183,240 shares as of
December 31, 2002 and 2001                                                                        11             11
Redeemable preferred shares of beneficial interest, Series D, $0.01 par value;
authorized 2,070,000 shares; issued 1,800,000 shares as of  December 31, 2002 and 2001            18             18
Common shares of beneficial interest, $0.01 par value; authorized
96,683,845 shares; outstanding, 23,075,985 and 18,872,295 as of December 31,
2002 and 2001, respectively                                                                      231            189
Additional paid-in capital                                                                   235,409        177,553
Retained earnings                                                                             28,988         45,574
Accumulated other comprehensive loss                                                          (1,613)        (1,214)
Treasury stock, cumulative preferred shares of beneficial interest Series A-1
11,155 shares as of December 31, 2002 and none at December 31, 2001                           (6,070)             0
Treasury stock, Redeemable preferred shares of beneficial interest Series D,
146,800 shares as of December 31, 2002 and December 2001, respectively, at cost               (2,349)        (2,349)
                                                                                           ---------      ---------

                                                                                             254,626        219,783

Unearned compensation on restricted shares of beneficial interest                               (736)          (760)
                                                                                           ---------      ---------

                                           Total beneficiaries' equity                       253,890        219,023
                                                                                           ---------      ---------

                                           Total liabilities and beneficiaries' equity     $ 779,260      $ 769,160
                                                                                           =========      =========

          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             (dollars in thousands, except share and per share data)

                                                                                   Years Ended December 31,
                                                                        ------------------------------------------------
                                                                            2002              2001              2000
                                                                        ------------      ------------      ------------
Revenues:
  Rent                                                                  $    105,109      $    101,604      $     66,359
  Interest, principally from mortgage notes                                    4,766             5,196             8,076
  Other                                                                          555               894             1,405
                                                                        ------------      ------------      ------------

                                                                             110,430           107,694            75,840
                                                                        ------------      ------------      ------------

Expenses:
  Interest                                                                    37,425            38,201            28,968
  Operating                                                                   30,341            28,337            17,142
  Depreciation and amortization                                               17,076            15,588             9,894
  General and administrative                                                   7,202             7,555             4,802
                                                                        ------------      ------------      ------------

                                                                              92,044            89,681            60,806
                                                                        ------------      ------------      ------------
                                                                              18,386            18,013            15,034
Equity in income of unconsolidated affiliates                                    722               737               485
Prepayment penalty                                                                --                --             2,994
Minority interests in income of Operating Partnerships                          (918)             (739)           (1,222)
                                                                        ------------      ------------      ------------
Net income from continuing operations                                         18,190            18,011            17,291
                                                                        ------------      ------------      ------------

Results from discontinued operations:
  Income (loss) from operations of properties sold or held for sale             (124)            3,231               228
  Gain (loss) on sale of properties                                              (45)            5,091               150
  Minority interests in discontinued operations                                   13              (546)              (33)
                                                                        ------------      ------------      ------------
Net (loss) income from discontinued operations                                  (156)            7,776               345
                                                                        ------------      ------------      ------------

Net income                                                                    18,034            25,787            17,636

Preferred share distributions                                                 (7,083)           (7,527)           (4,245)
                                                                        ------------      ------------      ------------

Net income to common shareholders                                       $     10,951      $     18,260      $     13,391
                                                                        ============      ============      ============

Per common share:
  Net income from continuing operations, basic and diluted              $        .55      $        .56      $        .95

  Net (loss) income from discontinued operations, basic and diluted     $       (.01)     $        .41      $        .02
                                                                        ------------      ------------      ------------
Total net income per share, basic and diluted                           $        .54      $        .97      $        .97
                                                                        ============      ============      ============
  Dividends declared                                                    $       1.30      $       1.30      $       1.27
                                                                        ============      ============      ============

  Average common shares outstanding:
    Basic                                                                 20,380,949        18,803,535        13,857,409
                                                                        ============      ============      ============
    Diluted                                                               20,401,095        18,815,657        13,858,427
                                                                        ============      ============      ============


              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
                             (dollars in thousands)

                                                                             Years Ended
                                                                             December 31,
                                                                -------------------------------------
                                                                   2002          2001          2000
                                                                 --------      --------      --------
Net income                                                       $ 18,034      $ 25,787      $ 17,636

Change in fair value of cash flow hedges                           (1,519)       (1,811)           --
Reclassification adjustment for hedge losses included in net
income                                                              1,120           324            --
                                                                 --------      --------      --------

Comprehensive income                                             $ 17,635      $ 24,300      $ 17,636
                                                                 ========      ========      ========

          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF BENEFICIARIES' EQUITY
                                 (in thousands)


                                                                                                    Preferred
                                                        Common                       Preferred      Shares of
                                                       Shares of                     Shares of     Beneficial      Additional
                                                       Beneficial        Par         Beneficial      Interest       Paid in
                                                        Interest        Value         Interest      Par Value       Capital
BALANCE, JANUARY 1, 2000                               $    7,967     $       80             --     $       --     $   18,490

     Net Income                                                --             --             --             --             --

     Acquisition of Kranzco                                10,566            106          2,994             30        155,638
     Issuance of Common Shares - employee                      75              1             --             --            761

     OP Units exchanged for common shares                     145              1             --             --          1,338
     Repurchase of preferred D Shares                          --             --             --             --             --

     Amortization of unearned compensation                     --             --             --             --             --

     Distributions on Common Shares                            --             --             --             --             --
     Distributions on Preferred Shares                         --             --             --             --             --

                                                       ----------     ----------     ----------     ----------     ----------
BALANCE, DECEMBER 31, 2000                                 18,753            188          2,994             30        176,227
                                                       ----------     ----------     ----------     ----------     ----------

     Net Income                                                --             --             --             --             --

     Issuance of Common Shares - options exercised             83              1             --             --            861

     Amortization of unearned compensation                     --             --             --             --             --
     Restricted stock awards                                   36             --             --             --            465

     Cumulative effect of adoption of SFAS 133                 --             --             --             --             --
     Net loss in fair value of cash flow hedges                --             --             --             --             --

     Distributions on Common Shares                            --             --             --             --             --
     Distributions on Preferred Shares                         --             --             --             --             --

                                                       ----------     ----------     ----------     ----------     ----------
BALANCE, DECEMBER 31, 2001                                 18,872     $      189          2,994     $       30     $  177,553
                                                       ----------     ----------     ----------     ----------     ----------

     Net Income                                                --             --             --             --             --

     Issuance of Common Shares                              4,110             41             --             --         56,631
     Issuance of Common Shares - options exercised             55              1             --             --            635

     Repurchase of preferred D Shares                          --             --             --             --             --

     Amortization of unearned compensation                     --             --             --             --             --
     Restricted stock awards                                   39             --             --             --            590

     Net loss in fair value of cash flow hedges                --             --             --             --             --

     Distributions on Common Shares                            --             --             --             --             --
     Distributions on Preferred Shares                         --             --             --             --             --

                                                       ----------     ----------     ----------     ----------     ----------
BALANCE, DECEMBER 31, 2002                                 23,076     $      231          2,994     $       30     $  235,409
                                                       ==========     ==========     ==========     ==========     ==========


                                                                                                Unearned
                                                                                              Compensation
                                                                                              on Restricted
                                                                      Other                      Shares of
                                                       Retained   Comprehensive   Treasury      Beneficial
                                                       Earnings       Income        Stock        Interest
BALANCE, JANUARY 1, 2000                               $ 58,992      $     --      $     --      $     --

     Net Income                                          17,636            --            --            --

     Acquisition of Kranzco                                  --            --            --            --
     Issuance of Common Shares - employee                    --            --            --          (762)

     OP Units exchanged for common shares                    --            --            --            --
     Repurchase of preferred D Shares                        --            --        (2,349)

     Amortization of unearned compensation                   --            --            --            82

     Distributions on Common Shares                     (20,598)           --            --            --
     Distributions on Preferred Shares                   (4,245)           --            --            --

                                                       --------      --------      --------      --------
BALANCE, DECEMBER 31, 2000                               51,785            --        (2,349)         (680)
                                                       --------      --------      --------      --------

     Net Income                                          25,787            --            --            --

     Issuance of Common Shares - options exercised           --            --            --            --

     Amortization of unearned compensation                   --            --            --           385
     Restricted stock awards                                 --            --            --          (465)

     Cumulative effect of adoption of SFAS 133               --           273            --            --
     Net loss in fair value of cash flow hedges              --        (1,487)           --            --

     Distributions on Common Shares                     (24,471)           --            --            --
     Distributions on Preferred Shares                   (7,527)           --            --            --

                                                       --------      --------      --------      --------
BALANCE, DECEMBER 31, 2001                             $ 45,574      $ (1,214)     $ (2,349)     $   (760)
                                                       --------      --------      --------      --------

     Net Income                                          18,034            --            --            --

     Issuance of Common Shares                               --            --            --            --
     Issuance of Common Shares - options exercised           --            --            --            --

     Repurchase of preferred D Shares                        --            --        (6,070)

     Amortization of unearned compensation                   --            --            --           614
     Restricted stock awards                                 --            --            --          (590)

     Net loss in fair value of cash flow hedges              --          (399)           --            --

     Distributions on Common Shares                     (27,537)           --            --            --
     Distributions on Preferred Shares                   (7,083)           --            --            --

                                                       --------      --------      --------      --------
BALANCE, DECEMBER 31, 2002                             $ 28,988      $ (1,613)     $ (8,419)     $   (736)
                                                       ========      ========      ========      ========

          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                  Years Ended December 31,
                                                                                              2002          2001          2000
                                                                                           ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                               $  18,034     $  25,787     $  17,636
  Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization                                                           18,548        16,861        11,543

      Amortization of unearned compensation on restricted shares of beneficial interest          614           385            82
      Equity in income of unconsolidated affiliates                                             (722)         (737)         (485)
      Minority interests in income of Operating  Partnership                                     905         1,285         1,255
      Loss (Gain) on sale of assets                                                               45        (5,091)       (3,144)
      Changes in assets and liabilities, net of effects from acquisitions:
      Increase in receivables, accrued income, prepaid  expenses and other assets             (3,941)       (3,251)       (4,461)

      Increase (decrease) in accounts payable and other liabilities                            4,808        (4,659)       (1,907)
                                                                                           ---------     ---------     ---------

Net cash provided by operating activities                                                     38,291        30,580        20,519
                                                                                           ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections on mortgage notes receivable                                                     2,000         1,900         1,645
  Proceeds from payoff of mortgage note receivable                                                --            --        27,495
  Acquisition of business, net of cash acquired                                                   --            --        (3,514)
  Acquisition of properties                                                                   (9,811)         (234)           --
  Capital improvements                                                                        (9,712)      (13,936)       (5,974)
  Proceeds from sale of real estate                                                            2,567        17,322         3,769
  Change in restricted cash                                                                       31          (144)         (684)

  Distributions from unconsolidated affiliates                                                   864           793           788

  Other                                                                                           10            --            --
                                                                                           ---------     ---------     ---------

Net cash provided by (used in) investing activities                                          (14,051)        5,701        23,525
                                                                                           ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                                     5,977        12,440        72,879
  Repayments of borrowings                                                                   (78,689)      (16,526)      (82,683)
  Proceeds from line of credit, net                                                           42,988            --            --
  Cash distributions paid on common shares                                                   (26,091)      (24,444)      (16,813)
  Cash distributions paid on preferred shares                                                 (7,264)       (7,522)       (3,985)
  Cash received from stock issuance                                                           56,674            --            --
  Cash received from stock options exercised                                                     635           862            --
  Distributions to minority interests                                                         (2,057)       (1,711)       (1,705)
  Purchase of preferred shares                                                                (6,070)           --        (2,349)

  Deferred financing costs                                                                    (3,043)         (561)       (2,516)
                                                                                           ---------     ---------     ---------

Net cash used in financing activities                                                        (16,940)      (37,462)      (37,172)
                                                                                           ---------     ---------     ---------

Net (decrease) increase in unrestricted cash and cash
equivalents                                                                                    7,300        (1,181)        6,872
Unrestricted cash and cash equivalents at the beginning
of the year                                                                                    9,186        10,367         3,495
                                                                                           ---------     ---------     ---------
Unrestricted cash and cash equivalents at the end of the year                              $  16,486     $   9,186     $  10,367
                                                                                           =========     =========     =========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                                   $  36,996     $  38,027     $  27,786
                                                                                           =========     =========     =========
Acquisitions:
  Fair value of assets acquired                                                            $      --     $ (19,119)    $(536,061)
  Liabilities assumed or incurred                                                                 --        14,005       375,841
  Operating Partnership units issued                                                              --         4,880            --
  Preferred shares of beneficial interest issued                                                  --            --        51,040

  Common shares of beneficial interest issued                                                     --            --       105,666
                                                                                           ---------     ---------     ---------
  Cash (paid) for acquisitions, net of cash acquired                                       $      --     $    (234)    $  (3,514)
                                                                                           =========     =========     =========
Supplemental disclosure of non-cash transactions
  Restricted shares awarded                                                                $     590     $     465     $      --
                                                                                           =========     =========     =========
  Stock issued in exchange for promissory note                                             $      --     $      --     $     762
                                                                                           =========     =========     =========
  Adjustment to additional paid in capital as a result of acquisition                      $      --     $      --     $    (932)
                                                                                           =========     =========     =========
  Adjustment to minority interests as a result of acquisition                              $      --     $      --     $     932
                                                                                           =========     =========     =========

          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Kramont is a self-administered, self-managed equity REIT which is engaged in the ownership, acquisition, development, redevelopment, management and leasing of community and neighborhood shopping centers located primarily in the eastern United States. Kramont does not directly own any assets other than its interest in Kramont OP and conducts its business through Kramont OP and its affiliated entities, including Montgomery OP. The OPs, directly or indirectly, own all of the Company's assets, including its interest in shopping centers. Accordingly, the Company conducts its operations through an UPREIT structure. As of December 31, 2002, the Company owned 93.31% of Kramont OP and is its sole general partner. As of December 31, 2002, Kramont indirectly owned 99.87% of the partnership interest of Montgomery OP and owned 100% of its sole general partner.

CV Reit and Kranzco entered into an Agreement and Plan of Reorganization and Merger (the "Merger") dated as of December 10, 1999, which was adopted and approved by the shareholders of both companies on June 6, 2000. Terms of the Merger called for holders of common shares of both companies to each receive one Common Share for each outstanding common share of CV Reit and Kranzco on a tax-free basis and for holders of Kranzco preferred shares to receive in exchange for such Kranzco preferred shares, Kramont preferred shares with the same rights. The Merger was accounted for as a purchase by CV Reit of Kranzco for accounting purposes because, among other things, for a period of at least two years after the Merger a majority of the Board of Trustees of Kramont will consist of former members of the CV Reit Board of Directors, and CV Reit's former Chief Executive Officer became the Chief Executive Officer of Kramont. Accordingly, the purchase price of $172 million, including $15 million of acquisition costs, was allocated to Kranzco's assets acquired and liabilities assumed based on their estimated fair values. The operating results of the net assets acquired are included in the consolidated financial statements from the effective date of the merger which was June 16, 2000. The historical amounts included in the accompanying consolidated financial statements prior to June 16, 2000 represent those of CV Reit.

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

Interest Rate Risk Management

Effective January 1, 2001, Kramont adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133") as amended and interpreted. SFAS 133 requires that all derivative instruments, such as interest rate swap and cap contracts, be recognized in the financial statements and measured at their fair market value. Changes in the fair market value of derivative instruments are recognized each period in current operations or beneficiaries' equity (as a component of accumulated other comprehensive loss). For a derivative designated as part of a hedge transaction, where it is recorded is dependent on whether it is a fair value hedge or a cash flow hedge. For a derivative designated as a fair value hedge, the gain or loss of the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk are recognized in results of operations. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into results of operations when the hedged exposure affects results of operations. The ineffective portion of the gain or loss of a cash flow hedge is recognized currently in results of operations. For a derivative not designated as a hedging instrument, the gain or loss is recognized currently in results of operations. The adoption of SFAS 133 did not have a material impact on the results of operations, but resulted in the cumulative effect of an accounting change of $273,000 being recognized in other comprehensive income.

In the normal course of business, Kramont is exposed to changes in interest rates. The objective in managing its exposure to interest rates is to decrease the volatility that changes in interest rates might have on operations and cash flows. To achieve this objective, Kramont uses interest rate swaps to hedge a portion of total long-term debt that is subject to variable interest rates and designates these instruments as cash flow hedges. Under these swaps, Kramont agrees to pay fixed rates of interest (see Note 4d). These contracts are considered to be a hedge against changes in the amount of future cash flows associated with the interest payments on variable-rate debt obligations. These interest rate swap agreements are entered into with a major financial institution.

Accordingly, the interest rate swaps are reflected at fair value in the consolidated balance sheet and the related gains or losses on these contracts are recorded as a component of accumulated other comprehensive loss. The Company does not enter into such contracts for speculative purposes. The fair value of interest rate swap contracts are determined based on the fair market value as determined by the counterparty.

As of January 1, 2002, Kramont had interest rate swap contracts to pay fixed rates of interest (ranging from 6.088% to 6.78%) and receive variable rates of interest based on LIBOR on an aggregate of $32.5 million notional amount of indebtedness with maturity dates ranging from March 2004 through May 2004. These hedges are highly effective and there is no ineffective portion. The aggregate fair market value of all interest rate swap agreements was ($1,214,000) on January 1, 2002. The aggregate fair market value of these interest rate swap agreements was ($1,613,000) on December 31, 2002 and is included in accounts payable and other liabilities on the consolidated balance sheet. Approximately $1,210,000 is expected to be reclassified to the statement of income during 2003.

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

Real Estate - Income-Producing

Real estate - income-producing ("Real Estate") is stated at cost, less accumulated depreciation. Costs directly related to the acquisition, development, and construction of Real Estate are capitalized. Ordinary repairs and maintenance are expensed as incurred, major replacements, and betterments, which improve or extend the life of the assets, are capitalized and depreciated over their estimated useful lives. Depreciation is provided over the estimated useful lives of the assets (7 to 40 years) on the straight-line method.

On a periodic basis, management assesses whether there are any indicators that the value of the Company's Real Estate may be impaired. A property's value may be impaired if management's estimate of the aggregate future cash flows, on an undiscounted basis to be generated by the property are less than the carrying value of the property. If impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Company's estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties, including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management's assumptions, the future cash flows estimated by management in their impairment analyses may not be achieved.

Properties Held for Sale

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of its carrying amount or fair value less cost to sell. SFAS 144 broadens the presentation of discontinued operations to include a component of a company. Under SFAS 144, an individual income-producing property is considered a component of the company. As a result, when assets are identified by the management and a plan for sale, as defined by SFAS 144, has been adopted, the Company estimates the fair value, net of selling costs, of such assets. Fair value is estimated using estimated selling price of each property based on discussions with potential buyers. If, in management's opinion, the fair value less costs to sell of the assets, which have been identified for sale, is less than the net carrying amount of the assets, the assets are written down. The Company's estimate of fair value of each property is based on economic and market conditions which are subject to change. Carrying amounts and subsequent declines or gains in fair value are recorded in operations. If circumstances arise that the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified shall be measured at the lower of its carrying amount before the asset was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the asset been continuously classified as held and used or fair value at the date of the decision not to sell.

The properties held for sale at December 31, 2002 consist of three parcels of unimproved commercial land, totaling 38 acres located in southeast Florida and a shopping center in Hamden, Connecticut (See Note 2). Properties sold and held for sale in prior periods have been reclassified to Properties Held for Sale and Discontinued Operations in all periods presented.

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the terms of the leases. Percentage rent is recognized in the period when the sales breakpoints are reached. The majority of leases provide for reimbursement to the Company of the tenants' share of common area maintenance costs, insurance, and real estate taxes, which are recorded on the accrual basis.

Allowance for Doubtful Accounts

Management periodically performs a detailed review of amounts due from tenants to determine if accounts receivable balances are impaired based on factors affecting the collectibility of those balances. Management's estimates of the allowance for doubtful accounts requires management to exercise significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.

Mortgage Notes Receivable

Mortgage notes receivable are carried at cost. Accrual of interest is discontinued when management believes, after considering economic and business conditions and collection efforts, that timely collection is doubtful.

In evaluating possible losses, management takes into consideration appropriate information which may include the borrower's cash flow projections, historical operating results and financial strength, pending sales, adverse conditions that may affect the borrower's ability to repay, appraisals, and current economic conditions.

Stock Options

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and net income per common share as if compensation cost for stock options granted under the plans, if applicable, had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company does not plan to adopt the fair value based method prescribed by SFAS 123.

The Company estimates the fair value of each stock option grant by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected lives of ten years; dividend yield of 8.70%, volatility at 30%, risk free interest rate of 4.53% for 2002, dividend yield of 12.00%, volatility at 25%, risk free interest rate of 6.14% for 2001, and dividend yield of 12.54%, volatility at 21%, risk free interest rate of 6.33% for 2000.

Under accounting provisions of SFAS 123, the Company's net income to common shareholders and net income per common share, would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                          Years Ended December 31
                                                      2002          2001          2000
                                                   ----------    ----------    ----------
Net income to common shareholders
    Net income, as reported                        $   10,951    $   18,260    $   13,391
    Less fair value of stock
    options                                               170            81           180
                                                   ----------    ----------    ----------
    Pro forma                                      $   10,781    $   18,179    $   13,211
                                                   ==========    ==========    ==========

Net income per common share, basic and diluted:
    As reported                                    $      .54    $      .97    $      .97
                                                   ==========    ==========    ==========
    Pro forma                                      $      .53    $      .97    $      .95
                                                   ==========    ==========    ==========

Dividends and Income Taxes

The Company expects to continue to qualify as a REIT under the provisions of Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company was required to distribute at least 90% of its ordinary taxable income to shareholders and was permitted to deduct such distributions from taxable income. A REIT is not required to distribute capital gain income, but to the extent it does not, it is required pay the applicable capital gain income tax unless it has ordinary losses to offset such capital gain income.

The Company does not expect to be subject to Federal income taxes in the future as it intends to distribute ordinary and capital gain income.

As of December 31, 2002, the Company has aggregate net operating loss carryforwards for Federal tax purposes of approximately $13.5 million, of which $7.1 million expires in 2007 and $6.4 million expires in 2006.

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

Statements of Cash Flows

For financial statement purposes, the Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents. In addition, the Company classifies cash flows from derivatives with the hedged item.

Reclassifications

Certain items have been reclassified to conform to the current year's presentation.

New Pronouncements

In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, Accounting for Restructuring Costs ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 does not currently affect the Company.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 provides new guidance for the consolidation of variable interest entities for which the voting interest model is difficult to apply. Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures. The new guidance, however, applies to a larger population of entities. The Company believes that the adoption of FIN 46 will not have a material impact on the Company's financial position or results of operations.

(2) REAL ESTATE

(a) Real Estate is located in 15 states and consists of (in thousands):

                                                 December 31,      December 31,
                                                     2002              2001
                                                -------------     -------------
Income-producing:
Land                                            $     122,259     $     120,479
Shopping centers                                      607,876           591,265
Office buildings                                        5,086             5,014
                                                -------------     -------------
Total                                                 735,221           716,578
Less accumulated depreciation                         (48,608)          (32,150)
                                                -------------     -------------
Real Estate - income-producing, net             $     686,613     $     684,608
                                                =============     =============
Properties held for sale:
Land                                            $         840     $       1,331
Shopping centers                                        3,415             4,959
Undeveloped land                                        5,458             5,452
                                                -------------     -------------
Properties held for sale                        $       9,713     $      11,742
                                                =============     =============

(b) Real Estate is leased to tenants under leases expiring at various dates through 2024, some of which contain renewal options of up to 55 years. Most of the leases require base rentals payable monthly in advance; additional rentals based on reimbursements of common area maintenance, insurance and real estate taxes and in some leases, based on a percentage of tenants' sales; and, rent increases based on cost-of-living indexes.

During 2002, 2001, and 2000, the Company recognized income from reimbursements of common area maintenance, insurance, real estate taxes and percentage rent of $23.5 million, $22.8 million, and $15.4 million, respectively. As of December 31, 2002, future minimum rental income under non-cancelable operating leases, excluding rentals from the exercise of renewal options, is as follows:

Years ending December 31, (in thousands)

                       2003                      $ 78,501
                       2004                        71,156
                       2005                        62,251
                       2006                        55,460
                       2007                        44,969
                       ThereafteR                 192,009
                                                 --------
                       Total                     $504,346
                                                 ========

(c) Real Estate with a net book value of $673.4 million, at December 31, 2002, is pledged as collateral for borrowings (Note 4).

(d) On April 26, 2002, the Company completed the acquisition of a 75,400 square foot shopping center located in Killingly, Connecticut for a purchase price of $8.4 million, including transaction costs of $68,000. The purchase was initially made using cash and the property was subsequently pledged as collateral in the new Credit Facility. A 50,000 square foot supermarket anchors the center.

(e) On August 22, 2002, the Company completed the acquisition of a vacant 2,650 square foot free-standing building in Plymouth Meeting, Pennsylvania for a purchase price of $1.1 million including transaction costs. The building is currently vacant.

(f) On December 27, 2001, the Company completed the acquisition of a 134,000 square foot shopping center in Allentown, Pennsylvania for a purchase price of $19.1 million, including transaction costs of $234,000. The acquisition was financed by the assumption of mortgage debt in the amount of $14 million and the issuance of 348,544 Operating Partnership Units at a market price of $14.00 per unit. The shopping center is anchored by a 58,000 square foot supermarket and a 10,000 square foot drug store.

(g) On March 11, 2002, the Company sold a free-standing building in Frederick, Maryland, for net cash proceeds of $722,000 and recognized a gain of $211,000.

(h) On December 31, 2002, the Company sold a shopping center in Columbus, Mississippi, for net cash proceeds of $1.6 million and recognized a loss of $257,000.

(i) On April 13, 2001, the Company sold its 176,000 square foot shopping center in Baltimore, Maryland for net cash proceeds of $9 million and recognized a gain of $1.6 million.

(j) On August 30, 2001, the Company sold its 48,000 square foot shopping center in Brookhaven, Mississippi for net cash proceeds of $1 million and recognized a loss of $119,000.

(k) On October 12, 2001, the Company sold its 109,000 square foot shopping center in Frederick, Maryland for net cash proceeds of $7 million and recognized gain of $3.6 million.

(l) On October 31, 2000, the Company sold its 80,000 square foot, free-standing property in Flint, Michigan for net cash proceeds of $1.6 million and recognized a gain of $150,000.

Subsequent Events

On March 6, 2003 the Company sold a 28 acre parcel of unimproved land located in Miramar, Florida. The sale price for the land was $3.6 million with net proceeds of approximately $3.5 million. The Company will record a gain of approximately $1.1 million. The Company will use the proceeds for general corporate purposes.

(3) MORTGAGE NOTES RECEIVABLE

At December 31, 2002, the Company's mortgage notes receivable consisted of $33.3 million collateralized by first mortgages on the recreation facilities at three Century Village adult condominium communities in southeast Florida (collectively, the "Recreation Notes"). The Recreation Notes provide for self-amortizing equal monthly principal and interest payments due through 2012 per annum, bear interest ranging from 8.84% to 13.5% and contain certain prepayment prohibitions. The Recreation Notes are pledged as collateral for certain borrowings (see Note 4).

The mortgage notes receivable at December 31, 2002, mature as follows (in thousands):

               One year or less                           $ 2,270
               After one year through five
               years                                       12,235
               After five years                            18,835
                                                          -------
               Totals                                     $33,340
                                                          =======

(4) BORROWINGS

Borrowings consist of (in thousands):

                                                                                                     December 31,   December 31,
                                                                                                     ------------   ------------
                                                                                                         2002           2001
                                                                                                         ----           ----
Mortgage notes payable through June 2003, interest only fixed payments at an average rate of 7.96% per annum, collateralized by mortgages on twenty-seven
shopping centers (see Note 2)                                                                        $    181,700   $    181,700

Mortgage notes payable through August 2028, interest ranging from 3.08% to 9.38%
per annum, collateralized by mortgages on real estate (see Notes 2 and 4a)                                164,976        176,758

Mortgage notes payable through October 2008, interest fixed at 7.00% per annum,
collateralized by mortgages on nine shopping centers (see Note 2)                                          63,148         63,846

Mortgage notes payable through December 2005, interest at borrowers election of prime plus .25% or one month LIBOR plus a minimum of 1.75% to a maximum of 2.25%
(4.50% at December 31, 2002), collateralized by mortgages on sixteen shopping centers (see Note 2)         42,988             --

Mortgage notes payable through August 2003 under a $155 million credit facility, interest at one month LIBOR plus a minimum of 2.45% to a maximum of 2.95% (3.83%
at December 31, 2002), collateralized by mortgages on real estate (see Note 2)                              9,300         66,103

Collateralized Mortgage Obligations, net of unamortized discount of $167,000 and
$245,000 based on a fixed effective interest rate of 8.84% per annum, collateralized by certain of the Recreation Notes (see Note 3), with quarterly
self-amortizing principal and interest payment required through March 2007                                 18,377         21,805
                                                                                                     ------------   ------------

Totals                                                                                               $    480,489   $    510,212
                                                                                                     ============   ============

(a) Effective December 20, 2002, the Company entered into a Loan Agreement (the "Loan Agreement") with Fleet National Bank, N.A. on its own behalf and as agent for certain other banks providing for a credit facility (the "Credit Facility"). As of December 30, 2002, the date of the initial funding, the maximum amount of the Credit Facility is $100 million and the maximum amount the Company may borrow is $68 million based upon current collateral. The maximum amount of the Credit Facility may be increased to $125 million, under the terms and conditions of the Loan Agreement. The Borrowing Base available to Kramont OP under the Credit Facility is subject to increase or decrease from its current amount pursuant to the terms of the Loan Agreement. The Credit Facility is a revolving line of credit with a term of three years and is secured by guarantees by the Company and those of its subsidiaries who have provided mortgages to the lenders, sixteen first mortgages on shopping centers and a first priority security interest in the membership interests and partnership interests of the subsidiary entities. The Credit Facility contains various financial covenants that must be observed. The Company was in compliance with these covenants at December 31, 2002. Credit Facility borrowings bear interest at the Borrower's election of (a) at the prime rate or the prime rate plus 25 basis points based on the leverage ratio of the Company's and Kramont OP's total debt and liabilities to its total asset value, or (b) London InterBank Offered Rate ("LIBOR") plus 175 to 225 basis points based on such ratio. Interest rates may be set for one, three or six-month periods. Advances under the Credit Facility may be used for general corporate purposes and, among other purposes, to fund acquisitions, repayment of all or part of outstanding indebtedness, expansions, renovations, financing and refinancing of real estate, closing costs and for other lawful purposes. Additional provisions include arrangement and commitment fees of up to $975,000, with the commitment fee subject to an increase of 1/2% of subsequent commitments in excess of $100 million, and a fee applicable to the unused portion of the maximum Credit Facility amount.

(b) Certain loans require the Company to establish a sinking fund account and a capital and tenant improvement ("TI") reserve account. Funds in the capital and TI reserve accounts may be used to fund capital improvements, repairs, alterations, tenant improvements and leasing commissions at the mortgaged properties.

(c) Maturities of borrowings are as follows (in thousands):

                            Years ending December 31,
                      2003                        $229,720
                      2004                          51,112
                      2005                          52,946
                      2006                          21,074
                      2007                          10,381
                      Thereafter                   115,256
                                                  --------
                      Total                       $480,489
                                                  ========

(d) In March and May 1999, the Company entered into three interest rate swap contracts with an aggregate notional amount of $32.5 million, which expire in 2004. The interest rate swaps have an effective interest rate of 6.19% on $32.5 million of the Company's debt.

(e) On October 23, 2002, the Company obtained a commitment from Metropolitan Life Insurance Company (the "Commitment") for a loan in the amount of $190 million to replace its seven year, fixed rate real estate mortgage loan in the principal amount of $181.7 million it matures in June 2003. The terms of the Commitment are for ten years with a weighted average interest rate of 6.12%, interest only for the first two years, with amortization for the remainder of the loan term. The closing of the Commitment is subject to certain closing conditions.

(5) CONTINGENCIES

The Company is subject to various claims and complaints relative to its business activities. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.

(6) RELATED PARTY TRANSACTIONS

Norman M. Kranzdorf ("Mr. Kranzdorf")

In connection with the Merger, the Company assumed the obligations of Kranzco under a lease by Mr. Kranzdorf, a Trustee, to Kranzco of a three-story building containing approximately 20,000 square feet located at 128 Fayette Street, Conshohocken, Pennsylvania, which served as Kranzco's headquarters prior to the Merger. From January 2001 through March 2001, the Company paid $18,000 in rent under the lease. The Company also paid $3,313 during this period for real estate taxes, utilities, repairs and other costs and expenses in connection with the use and occupancy of the building. The building was sold by Mr. Kranzdorf on March 15, 2001, and the lease was cancelled at that time.

Hilcoast/H. Irwin Levy ("Mr. Levy")

In 1981, CV Reit sold the recreation facilities at the Century Village in Boca Raton to Mr. Levy, a Trustee, for $18 million, subject to a lease to a corporation currently owned by Mr. Levy. (The annual net rental to Mr. Levy on that lease is $2.2 million.) At closing, Mr. Levy issued a 30-year non-recourse promissory note to CV Reit in the principal amount of $12.5 million which bears interest at 13.25% per annum. At December 31, 2002, the outstanding balance on this note was $9 million. During each of 2002, 2001, and 2000, the Company recognized $1.2 million, $1.3 million, and $1.4 million, respectively, in interest income on this note.

Since 1990, companies owned by Mr. Levy and/or certain members of his family have leased, managed and operated the recreation facilities at the Century Villages in West Palm Beach, Deerfield Beach and Boca Raton, which are collateral for certain notes held by the Company with an outstanding balance of $33.3 million (including the $9 million discussed above) at December 31, 2002. During 2002, 2001, and 2000, the Company leased approximately 4,600 square feet of office space to those companies and other companies controlled by Mr. Levy on a month-to-month basis and received approximately $55,000, $60,500, and $53,200, respectively, for payment of rent, utilities and operating expenses.

Mr. Levy is Chairman of the Board, Chief Executive Officer and a majority stockholder of Hilcoast Development Corp. ("Hilcoast") which as of December 31, 1999, owed $24.7 million to the Company, consisting of an 11% mortgage note (the "Hilcoast Note") collateralized by first mortgages on the recreation facilities at the Century Village at Pembroke Pines, Florida active adult condominium project. The Hilcoast Note required equal monthly payments of principal and interest aggregating approximately $2.9 million per annum through 2023 and could not be prepaid by Hilcoast without a prepayment penalty. The Board of Trustees determined that the early prepayment of the Hilcoast Note was in the best interest of the Company, and in December 2000, Hilcoast repaid the outstanding balance of the note of $24.5 million and a prepayment penalty of $3 million to the Company. Mr. Levy was excluded from the approval process. The Company received a fairness opinion from Landauer Associates, Inc. as to the price and amount of the prepayment penalty.

Effective July 31, 1992, CV Reit and Hilcoast entered into a consulting and advisory agreement under which Hilcoast provided certain investment advisory, consulting and administrative services to CV Reit, excluding matters related to Hilcoast's loans from CV Reit. The agreement provided for the payment of $10,000 per month to Hilcoast, plus reimbursement for reasonable out-of-pocket expenses. The agreement was amended upon closing of the Merger. The amended agreement provided for the payment of $5,000 per month to Hilcoast, plus reimbursement for reasonable out-of-pocket expenses. The amended agreement was terminated on December 31, 2000. During 2000 the Company paid $90,000 plus expense reimbursement.

Louis P. Meshon, Sr. ("Mr. Meshon")

On June 16, 2000, the Company sold to Mr. Meshon, Sr., President, Chief Executive Officer, and a Trustee, 75,000 restricted Common Shares at the then current market price per Common Share of $10.16 for a total of $762,000, evidenced by a full recourse promissory note that matures on June 15, 2005. The note and its collateral consisting of the restricted Common Shares, and Mr. Meshon's obligations under the note, will terminate on the earlier to occur of:
(i) the note's full satisfaction, (ii) the note's fifth anniversary (if Mr. Meshon is still employed by the Company), or (iii) the termination of Mr. Meshon's employment following a change of control, termination of the employment of Mr. Meshon without cause or by Mr. Meshon for good reason, or because of Mr. Meshon's death or disability. The Company will pay to him an amount equal to any taxes payable by him, on a full gross-up basis, at the time his obligations under the note terminate. The note has been reflected as unearned compensation in the statement of beneficiaries' equity and is being amortized over five years to compensation expense. The note was issued prior to the prohibitions on related party loans as stated in the Sarbanes-Oxley Act of 2002.

Louis P. Meshon, Sr. and Patricia Meshon, his wife, in the aggregate, own 99% of the voting stock (a 5% equity interest) in Drexel Realty, Inc. ("Drexel"), the management company in which Montgomery CV Realty L.P. owns 1% of the voting stock and 100% of the non-voting stock (a 95% equity interest). In 2002, 2001, and 2000 Drexel did not make any payments to Mr. Meshon.

In addition, Drexel manages the following third-party owned properties in which Louis P. Meshon, Sr. has the following partnership interests:

                                                                     Meshon Partnership
            Properties                                              Interest Percentage
            ----------                                              -------------------
      Renaissance Plaza                                                   20.75%

      Montgomery A.C., Inc. (owns 1% general partnership
      interest in Renaissance Plaza)                                      50.00%

      Laurel Mall (indirect ownership through MTGY
      Associates) (Louis P. Meshon, Sr. owns 100% of the
      corporate general partner of Laurel Mall)                           29.00%

      Lane Plaza Associates (holds a cash-flow mortgage
      on Weis Plaza, which is a third-party managed property)
      (Louis P. Meshon, Sr. is general partner of Lane Plaza
      Associates)                                                         25.00%

In 2002, 2001, and 2000 the owners of these properties paid Drexel $279,500, $292,000, and $295,000, respectively, for management and leasing services.

Milton S. Schneider ("Mr. Schneider")

     Mr. Schneider is the Chief Executive Officer of The Glenville Group, a company involved in the development, ownership, and management of commercial and residential properties. The Company leases approximately 2,300 square feet of office space to The Glenville Group in accordance with a five-year lease effective June 1, 1999 and expiring on May 31, 2004. During 2002, 2001, and 2000 The Glenville Group paid the Company approximately $58,100, $55,200, and $48,900, respectively, for payment of rent, electric and other operating expenses.

(7) FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                         as of December 31,
                                  2002                          2001
                        -------------------------------------------------------
                         Carrying                      Carrying
                          Amount       Fair Value       Amount       Fair Value
                        ----------     ----------     ----------     ----------
Real estate mortgage
notes receivable        $   33,340     $   46,348     $   35,340     $   49,543

Cash and cash
equivalents                 18,173         18,173         10,904         10,904

Borrowings                (480,489)      (490,940)      (510,212)      (516,281)

Interest rate swaps         (1,613)        (1,613)        (1,214)        (1,214)

Real estate mortgage notes receivable - The fair value of the fixed rate, Recreation Notes (Note 3) is estimated by discounting the future cash flows using the current rates at which similar loans would be made with similar credit ratings and for the same remaining maturities.

Borrowing rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of the Company's borrowings.

(8) BENEFICIARIES' EQUITY

Shelf Registration

On April 3, 2002, the Company filed a Shelf Registration Statement on Form S-3 ("Shelf Registration") to register $150 million in common and preferred shares of beneficial interest, depository shares, warrants and debt securities. The Shelf Registration Statement became effective April 17, 2002.

Equity Issuance

On May 16, 2002, under the Shelf Registration, the Company sold 2.3 million of its common shares of beneficial interest for proceeds of $31.3 million to Cohen & Steers Capital Management, Inc. ("Cohen & Steers"), on behalf of itself and as investment adviser to certain investment advisory clients. The Company used $6.1 million for the purchase of Series A-1 Preferred Shares, $8.4 million for the purchase of a shopping center in Killingly, Connecticut, $1.1 million for the purchase of a free standing building in Plymouth Meeting, Pennsylvania, and paid down debt in the amount of $8 million. The Company intends to use the balance of the proceeds for acquisitions, debt reductions, and other corporate purposes.

On December 31, 2002, under the Shelf Registration, the Company sold 1.8 million of its common shares of beneficial interest for proceeds of $25.5 million to Teachers Insurance and Annuity Association of America and certain investment advisory clients of Kensington Investment Group, Inc. and Teachers Advisors, Inc. The Company used $25 million to pay down debt. The Company intends to use the balance of the proceeds for general corporate purposes.

Subsequent Events

On January 3, 2003, under the Shelf Registration, the Company sold 280,000 of its common shares of beneficial interest for proceeds of $4 million to Teachers Insurance and Annuity Association of America and certain investment advisory clients of Kensington Investment Group, Inc. and Teachers Advisors, Inc. The Company used the $4 million to pay down debt.

Preferred Shares of Beneficial Interest

On May 15, 2002, the Company purchased all 11,155 Series A-1 Increasing Rate Cumulative Convertible Shares of Beneficial Interest ("Preferred A") for $6.1 million, including costs. The purchase was recorded using the cost method. The Preferred A's, with a face amount of $1,000 per share, had a distribution rate of 6.50% of the redemption price during 2001 and thereafter.

The Series B-1 Cumulative Convertible Preferred Shares of Beneficial Interest ("Preferred B") with a face amount of $25.00 per share, have a liquidation preference of $25.00 per share and a distribution rate of 9.75% of the liquidation preference ($2.4375 per share) per annum, paid quarterly. The Preferred Bs are convertible into Common Shares at $17.71 per share and are redeemable after February 27, 2002 at $25.00 per share.

The Series D Cumulative Redeemable Preferred Shares of Beneficial Interest ("Preferred D") with a face amount of $25.00 per share, have a $25.00 per share liquidation preference and a distribution rate of 9.50% of the liquidation preference ($2.375 per share) per annum, paid quarterly. The Preferred Ds are redeemable for cash after December 11, 2002 at the option of the Company for a redemption price of $ 25.00 per share. On December 15, 2000, the Company purchased 146,800 shares of Preferred D for $2,348,800 including costs. The purchase was recorded using the cost method.

Stock Options

The Company maintains stock option plans for the granting of options to certain executives, employees and non-employee directors. Under these plans, qualified and nonqualified stock options to purchase up to 3,700,000 Common Shares of the Company's common shares may be granted. Options become exercisable as determined by the compensation committee of the Board of Trustees at the date of grant. The maximum term of the options granted under each of the plans is ten years.

Changes in options outstanding are summarized as follows:

                                                                                   Weighted
                                                                    Weighted        Average
                                                                     Average      Fair Value
                                                                    Exercise       Per Share
                                                                    Price Per     Of Options
                                                     Shares           Share         Granted
                                                   -----------     -----------    -----------
Stock options outstanding at January 1, 2000           295,000     $     13.62    $      2.88

2000:
            Granted - equal to market value            869,900     $     10.16    $       .08

2001:
            Granted - equal to market value             25,000     $     13.00    $       .51
            Exercised:                                 (83,700)    $     10.21    $       .53
            Expired:                                   (36,000)    $     15.42    $      1.75

2002:
            Granted - equal to market value            111,500     $     14.69    $      1.51
            Exercised:                                 (54,800)    $     11.58    $      1.21
            Expired:                                  (664,150)    $     19.97    $       .06
                                                   -----------
Stock options outstanding at December 31, 2002:        462,750
                                                   ===========

Included in the 869,900 stock options granted in 2000 are 745,400 stock options assumed in the acquisition of Kranzco. Total stock options available for future grants are 3,098,750 as of December 31, 2002.

The following table summarizes information about stock options outstanding at December 31, 2002:

                               Options Outstanding                                  Options Exercisable

                          Number of         Weighted
                           Options           Average            Weighted           Number            Weighted
  Range of Exercise    Outstanding at       Remaining           Average        Exercisable at        Average
     Prices ($)           12/31/02      Contractual Life   Exercise Price ($)     12/31/02      Exercise Price ($)
---------------------  ---------------  -----------------  ------------------  ---------------  ------------------
   $ 10.16 - 10.44           34,500         7.57 years        $      10.20           19,800        $      10.23
   $ 12.50 - 17.13          411,750         6.27 years        $      14.17          386,750        $      14.21
   $ 19.06 - 21.50           16,500         3.84 years        $      19.55           16,500        $      19.55
                         ----------                                               ---------

   $ 10.16 - 21.50          462,750         6.28 years        $      14.06          423,050        $      14.23
                         ==========                                               =========

Restricted Shares

On September 1, 2001, the Company awarded to certain executives and employees 35,683 restricted common shares of beneficial interest at the then current market price per Common Share of $13.06 for a total value of $465,842. One-third of the restricted common shares vested immediately. The remaining two-thirds will vest equally on July 1, 2002 and on July 1, 2003 if the executive is an employee of the Company on the respective dates. On April 1, 2002 the Company awarded an executive 10,000 restricted shares of beneficial interest at the then current market price of $13.55 for a total value of $135,500. One-third of the restricted common shares vested immediately. The remaining two-thirds will vest equally on March 31, 2003, and on March 31, 2004, if the executive is an employee of the Company on the respective dates. On July 1, 2002, the Company awarded to certain executives and employees 28,890 restricted shares of beneficial interest at the then current market price per Common Share of $15.75 for a total value of $455,018. One-third of the restricted common shares vested immediately. The remaining two-thirds will vest equally on July 1, 2003, and on July 1, 2004, if the executive is an employee of the Company on the respective dates.

The awarded shares entitle the executive to exercise all voting and/or consensual powers pertaining to such shares and to receive any and all dividends or other distributions on such shares. Any unvested shares shall immediately vest in the event of a change in control of the Company, the death or permanent disability of the executive or the termination of the executive without cause.

(9) EARNINGS PER SHARE

Basic and diluted earnings per share for the years ended December 31, 2002 and 2001 is calculated as follows (in thousands, except per share data):

                                                                    Net Income
                                                                  Applicable to
                                                                      Common           Weighted
                                                                   Shareholders     Average Shares      Per Share
                                                                   (Numerator)      (Denominator)         Amount
                                                                 --------------    --------------    --------------
For the year ended December 31, 2002
       Basic earnings per share                                  $       10,951        20,380,949    $          .54
       Effect of assumed conversion of employee stock options                --            20,146                --
                                                                 --------------    --------------    --------------

       Diluted earnings per share                                $       10,951        20,401,095    $          .54
                                                                 ==============    ==============    ==============

For the year ended December 31, 2001
       Basic earnings per share                                  $       18,260        18,803,535    $          .97
       Effect of assumed conversion of employee stock options                --            12,122                --
                                                                 --------------    --------------    --------------

       Diluted earnings per share                                $       18,260        18,815,657    $          .97
                                                                 ==============    ==============    ==============

The Preferred B shares and 197,583 stock options have been excluded from above calculation since they are antidilutive. There were no dilutive common stock equivalents in 2000.

(10) BENEFIT PLAN

The Company has a defined contribution plan covering all full time employees qualified under Section 401(k) of the Code in which the Company matches a portion of an employee's salary deferral. The Company had two defined contribution plans through June 30, 2001, which were combined effective July 1, 2001. The Company's contributions to these plans were $151,000, $112,500, and $39,600 for the years ended December 31, 2002, 2001, and 2000, respectively.

(11) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data follows (in thousands, except per share data):

                                                                           Quarters Ended
                                                     March 31          June 30         September 30      December 31
                                                 --------------     --------------    --------------    --------------
2002:
    Revenues                                        $  26,753        $     27,220     $    27,214        $     29,243
    Income from continuing operations                   4,504               4,745           4,191               4,750
    Income (loss) from discontinued
    operations                                             94               (200)             210               (260)
    Net income                                          4,598               4,545           4,401               4,490
    Net income to common shareholders                   2,714               2,752           2,698               2,787
    Per common share, basic and diluted                   .14                 .14             .13                 .13

2001:
    Revenues                                       $   27,952        $     26,327     $    26,353        $     27,062
    Income from continuing operations                   4,866               4,258           4,288               4,599
    Income (loss) from discontinued
    operations                                            217               4,279              37               3,243
    Net income                                          5,083               8,537           4,325               7,842
    Net income to common shareholders                   3,206               6,655           2,441               5,958
    Per common share, basic and diluted                   .17                 .35             .13                 .32

2000:
    Revenues                                        $   8,938        $     11,543     $    27,202        $     28,157
    Income from continuing operations                   1,791               2,475           5,523               7,502
    Income (loss) from discontinued
    operations                                            (25)                 (2)            120                 252
    Net income                                          1,766               2,473           5,643               7,754
    Net income to common shareholders                   1,766               2,150           3,691               5,784
    Per common share, basic and diluted                   .22                 .22             .20                 .31

Earnings per share for each quarter include the effect of shares issued in the acquisition of Kranzco, and therefore, the sum of the quarters for 2000 do not equal the full year earnings per share amount.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                                 (in thousands)

                                                                            Gross Amount
                                                                 Costs        at Which
                                                    Initial   Capitalized     Carried                        Date        Depreciable
                                                    Cost to  Subsequent to   December 31,  Accumulated    Constructed       Life
                Description           Encumbrances  Company   Acquisition        2002      Depreciation   or Acquired      (Years)
----------------------------------    ------------  -------   -----------   -------------  ------------   -----------    -----------
SHOPPING CENTERS
  PENNSYLVANIA
    555 Scott Street Center             $    --     $   736           --       $    736         (83)          1997        7 - 40 (1)
    550 West Germantown Pike                 --       1,079            2          1,081          --           2002        7 - 40 (1)
    69th Street Plaza                     2,479       3,620           21          3,641        (183)          2000        7 - 40 (1)
    Barn Plaza                           11,415      22,918        2,106         25,024      (1,245)          2000        7 - 40 (1)
    Bensalem Square                       4,281       6,282          154          6,436        (338)          2000        7 - 40 (1)
    Bethlehem Square                     16,249      28,014           89         28,103      (1,438)          2000        7 - 40 (1)
    Bradford Mall                                     3,825          150          3,975        (218)          2000        7 - 40 (1)
    Bristol Commerce Park                12,994      13,955          437         14,392        (819)          2000        7 - 40 (1)
    Chalfont Village Shopping
    Center                                   --       1,574          135          1,709        (148)          1999        7 - 40 (1)
    Cherry Square Shopping Center         2,704       6,831          156          6,987        (559)          1999        7 - 40 (1)
    Chesterbrook Village Center          10,546      13,359          651         14,010      (1,679)          1997        7 - 40 (1)
    Collegeville Shopping Center          4,521       7,179          609          7,788        (763)          1998        7 - 40 (1)
    County Line Plaza                     4,768       5,391        2,540          7,931      (1,039)          1997        7 - 40 (1)
    Danville Plaza                          588       1,556           46          1,602        (186)          1997        7 - 40 (1)
    Dickson City                             --       4,294           46          4,340        (481)          1997        7 - 40 (1)
    Franklin Center                       2,610       7,534           (2)         7,532        (387)          2000        7 - 40 (1)
    Gilbertsville Shopping Center         2,443       3,827          362          4,189        (455)          1998        7 - 40 (1)
    MacArthur Road                        2,308       3,059            4          3,063        (157)          2000        7 - 40 (1)
    Mount Carmel Plaza                      706       2,102           25          2,127        (242)          1997        7 - 40 (1)
    New Holland Plaza                       872       1,168          307          1,475        (166)          1998        7 - 40 (1)
    North Penn Marketplace                4,231       4,751          189          4,940        (519)          1998        7 - 40 (1)
    Park Hills Plaza                      9,602      15,085          479         15,564        (794)          2000        7 - 40 (1)
    Pilgrim Gardens                       4,058       4,501          195          4,696        (233)          2000        7 - 40 (1)
    Street Road                           4,127       6,165           53          6,218        (320)          2000        7 - 40 (1)
    Valley Fair                           8,262      14,355          799         15,154        (948)          2000        7 - 40 (1)
    Valley Forge Mall                     6,473       5,254        6,697         11,951        (451)          2000        7 - 40 (1)
    Village at Newtown                   21,110      27,657          134         27,791      (3,036)          1998        7 - 40 (1)
    Village West                         13,847      18,911          788         19,699        (393)          2001        7 - 40 (1)
    Whitehall Square                     15,176      23,239          181         23,420      (1,203)          2000        7 - 40 (1)
    Whitemarsh Shopping Center            6,887      10,771          310         11,081      (1,239)          1997        7 - 40 (1)
    Woodbourne Square                     1,658       4,267          307          4,574        (673)          1997        7 - 40 (1)
  GEORGIA
    Bainbridge Town Center                2,704       6,800          115          6,915        (384)          2000        7 - 40 (1)
    Douglasville Crossing                14,533      13,284           20         13,304        (680)          2000        7 - 40 (1)
    Holcomb Bridge                        6,016       7,066           16          7,082        (364)          2000        7 - 40 (1)
    Northpark                             4,728      12,255           80         12,335        (631)          2000        7 - 40 (1)
    Park Plaza                            3,832       3,137           23          3,160        (172)          2000        7 - 40 (1)
    Snellville Oaks                      11,855      11,220           16         11,236        (575)          2000        7 - 40 (1)
    Summerville Wal Mart Center           2,209       2,391           --          2,391        (122)          2000        7 - 40 (1)
    Tifton Corners                        8,338       8,923           26          8,949        (467)          2000        7 - 40 (1)
    Tower Plaza                           1,664       4,300           78          4,378        (237)          2000        7 - 40 (1)
    Vidalia Wal Mart Center               4,135       4,452           --          4,452        (226)          2000        7 - 40 (1)
    Village at Mableton                  10,098      12,680           28         12,708        (651)          2000        7 - 40 (1)
  CONNECTICUT
    Groton Square                        12,174      21,708        1,488         23,196      (1,179)          2000        7 - 40 (1)
    Killingly Plaza                       3,158       8,368           --          8,368        (126)          2002        7 - 40 (1)
    Manchester K Mart Plaza               2,522       4,529           59          4,588        (234)          2000        7 - 40 (1)
    Milford                               1,470       2,572            7          2,579        (165)          2000        7 - 40 (1)
    Orange                                  786         200           --            200         (13)          2000        7 - 40 (1)
    Parkway Plaza I                          --       3,612            1          3,613        (184)          2000        7 - 40 (1)
    Parkway Plaza II                         --       4,033           34          4,067        (204)          2000        7 - 40 (1)
    Stratford Square                      5,306      10,500          747         11,247        (643)          2000        7 - 40 (1)

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                                 (in thousands)

                                                                            Gross Amount
                                                                 Costs        at Which
                                                    Initial   Capitalized       Carried                       Date       Depreciable
                                                    Cost to  Subsequent to   December 31,  Accumulated    Constructed       Life
                Description           Encumbrances  Company   Acquisition        2002      Depreciation   or Acquired      (Years)
----------------------------------    ------------  -------   -----------   -------------  ------------   -----------    -----------
  NEW JERSEY
    Collegetown                           5,487      10,693          780         11,473        (654)          2000        7 - 40 (1)
    Hillcrest Mall                        5,384       6,817           42          6,859        (362)          2000        7 - 40 (1)
    Lakewood Plaza Shopping
    Center                               20,767      24,593          925         25,518      (2,195)          1999        7 - 40 (1)
    Marlton Shopping Center -
    Phase II                              9,300      12,524          207         12,731      (1,368)          1998        7 - 40 (1)
    Marlton Shopping Center -
    Phase I                              11,650      16,580        3,802         20,382      (2,179)          1998        7 - 40 (1)
    Rio Grande Plaza                      7,471      14,417           84         14,501      (1,644)          1997        7 - 40 (1)
    Suburban Plaza                       10,453      16,544           27         16,571        (843)          2000        7 - 40 (1)
  NEW YORK
    A&P Mamaroneck                        1,061       1,598           --          1,598         (80)          2000        7 - 40 (1)
    The Mall at Cross County             23,271      41,161        1,086         42,247      (2,284)          2000        7 - 40 (1)
    Highridge                             7,242      11,746           74         11,820        (610)          2000        7 - 40 (1)
    North Ridge                           2,597       6,886          455          7,341        (380)          2000        7 - 40 (1)
    Port Washington                         446         495           --            495         (25)          2000        7 - 40 (1)
    Village Square                        1,850       2,935           38          2,973        (155)          2000        7 - 40 (1)
  MARYLAND
    Campus Village                        2,267       3,377          172          3,549        (188)          2000        7 - 40 (1)
    Coral Hills                           5,246       6,562           69          6,631        (337)          2000        7 - 40 (1)
    Fox Run                              14,069      19,752          301         20,053      (1,036)          2000        7 - 40 (1)
  FLORIDA
    Century Plaza                         4,539       7,402          974          8,376      (1,360)          1976       15 - 39 (1)
    Village Oaks                          7,654       9,770         (234)         9,536        (485)          2000        7 - 40 (1)
  KENTUCKY
    Harrodsburg Marketplace               1,437       3,650           --          3,650        (186)          2000        7 - 40 (1)
  MICHIGAN
    Musicland                                --       3,700           --          3,700        (188)          2000        7 - 40 (1)
  NORTH CAROLINA
    Cary Plaza                              966       3,065           53          3,118        (159)          2000        7 - 40 (1)
    Magnolia Plaza                        2,156       4,900            7          4,907        (249)          2000        7 - 40 (1)
  OHIO
    Pickaway Crossing                     6,001       6,654           14          6,668        (338)          2000        7 - 40 (1)
  RHODE ISLAND
    Wamapnoag Plaza                       3,593       7,500           --          7,500        (381)          2000        7 - 40 (1)
  SOUTH CAROLINA
    East Main Centre                      2,118       5,682          867          6,549        (418)          2000        7 - 40 (1)
    Park Centre                           3,820       9,728           78          9,806        (499)          2000        7 - 40 (1)
  TENNESSEE
    Meeting Square                        2,329       2,467          129          2,596        (133)          2000        7 - 40 (1)
  VIRGINIA
    Culpepper Town Mall                   5,859       7,200          160          7,360        (383)          2000        7 - 40 (1)
    Marumsco-Jefferson Plaza             14,369      13,000          548         13,548        (766)          2000        7 - 40 (1)
    Statler Crossing                      6,093       6,054           46          6,100        (318)          2000        7 - 40 (1)
OFFICE BUILDINGS
    Century Village Administration           --         750          239            989        (440)          1970         5-30  (1)
         Building, Florida
    Plymouth Plaza, Pennsylvania          2,169       4,377          158          4,535        (516)          1997        7 - 40 (1)
                                      ---------   ---------     --------      ---------   ---------

                    Totals            $ 462,107   $ 707,870     $ 31,809      $ 739,679   $ (48,811)
                                      =========   =========     ========      =========   =========

(1) - Real Estate is depreciated over the estimated usefule lives of the assets (7 to 40 years) on the straight-line method

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                                 (in thousands)

The changes in total real estate for the three years ended December 31, 2002, are as follows:

                                 2002          2001          2000
Balance, beginning of year    $ 723,247     $ 702,447     $ 180,184
New property acquisitions         9,447        15,129       519,790
Capital improvements              9,712        13,681         5,973
Sale of real estate              (2,727)       (8,010)       (3,500)
                              ---------     ---------     ---------

Balance, end of  period       $ 739,679     $ 723,247     $ 702,447
                              =========     =========     =========

The changes in accumulated depreciation for the three years ended December 31, 2002, are as follows:


                                 2002         2001         2000
Balance, beginning of year    $ 32,349     $ 17,166     $  7,108
Depreciation for the year       16,579       15,311       10,084
Sale of real estate               (117)        (128)         (26)
                              --------     --------     --------

Balance, end of  period       $ 48,811     $ 32,349     $ 17,165
                              ========     ========     ========

                     KRAMONT REALTY TRUST AND SUBSIDIARIES
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 2002
                                 (in thousands)

                                           FINAL                                    FACE          CARRYING
                             INTEREST    MATURITY                                AMOUNT OF        AMOUNT OF
      DESCRIPTION              RATE        DATE      PERIODIC PAYMENT TERMS      MORTGAGES      MORTGAGES (A)
------------------------     ---------   ---------   ----------------------     ----------     --------------
Permanent -
    Recreation Facilities
    Century Village at:
      Boca Raton, FL          13.25%    12/31/2011    Level P&I due monthly       $ 12,533         $ 9,040
      West Palm Beach, FL     13.25%     1/15/2012    Level P&I due monthly         18,342          13,231
      Deerfield Beach, FL
        (2nd mortgage)        13.50%     1/15/2012    Level P&I due monthly         13,235           9,616
      Deerfield Beach, FL      8.84%      3/1/2007    Level P&I due monthly          3,485           1,453
                                                                                                   -------

                                                                                                   $33,340(b)
                                                                                                   =======

Note: All loans are first mortgages except where noted, there are no prior liens and no delinquent principal or interest.

      (a)   The tax carrying value of the notes is approximately $4 million.

      (b)   The changes in the carrying amounts are summarized as follows:

                                         2002         2001         2000
     Balance, beginning of period      $ 35,340     $ 37,240     $ 63,385
     Advances on new mortgage loans                       --           --
     Collections of principal            (2,000)      (1,900)     (26,145)
                                       --------     --------     --------

     Balance, end of  period           $ 33,340     $ 35,340     $ 37,240
                                       ========     ========     ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to the "Election of Trustees", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's Proxy Statement in connection with its annual meeting of shareholders to be held on June 10, 2003.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to the "Executive Compensation" section of the Company's Proxy Statement in connection with its annual meeting of shareholders to be held on June 10, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Incorporated herein by reference to the "Security Ownership of Certain Beneficial Owners and Management" section of the Company's Proxy Statement in connection with its annual meeting of shareholders to be held on June 10, 2003, and by reference to the "Securities Authorized for Issuance Under Equity Compensation Plans" section of Item 5.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to the "Certain Relationships and Related Transactions" section of the Company's Proxy Statement in connection with its annual meeting of shareholders to be held on June 10, 2003.

ITEM 14.  CONTROLS AND PROCEDURES

In the 90 days prior to the filing date of this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's "disclosure controls and procedures," as that term is defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that such information is made known to the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions with regard thereto.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) List of Consolidated Financial Statements:

        Report of Independent Certified Public Accountants

        Consolidated Balance Sheets - December 31, 2002 and 2001

        Consolidated Statements of Income - Years Ended December 31, 2002, 2001, and 2000

        Consolidated Statements of Other Comprehensive Income - Years Ended December 31, 2002, 2001, and 2000

        Consolidated Statements of Beneficiaries' Equity - Years Ended December 31, 2002, 2001, and 2000

        Consolidated Statements of Cash Flows - Years Ended December 31, 2002, 2001, and 2000

        Notes to Consolidated Financial Statements

    (2) List of Consolidated Financial Statements Schedules:

        Schedule III - Real Estate and Accumulated Depreciation

        Schedule IV - Mortgage Loans on Real Estate

    (3) See Exhibit Index at section (c) of this Item 15.

(b) Reports on Form 8-K:

            On December 30, 2002, the Company filed a Current Report on Form 8-K, reporting under Item 5 - "Other Events" that the Company announced it had initiated funding pursuant to a Loan Agreement between the Company and Fleet National Bank, N.A on its own behalf and as agent for certain other banks providing for a credit facility.

            On December 31, 2002, the Company filed a Current Report on Form 8-K, reporting under Item 5 - "Other Events" that the Company had agreed on December 30, 2002 to issue and sell 2,090,000 of its common shares in a public offering.

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

3.1         Articles of Amendment and Restatement of Kramont Realty Trust.
            (Incorporated by reference to Appendix D to the Company's
            Registration Statement on Form S-4, filed with the Commission on April 10, 2002 (File No. 333-34482))

3.2 Amended and Restated Bylaws of Kramont Realty Trust. (Incorporated by reference to Exhibit B to Appendix A to the Company's
            Registration Statement on Form S-4, filed with the Commission on April 10, 2002 (File No. 333-34482))

10.1        Agreement between Cenvill Investors, Inc. and H. Irwin Levy, dated
            December 31, 1981. (Incorporated by reference to Exhibit (2) (i) to the current report on Form 8-K filed by CV Reit to report event of December 31, 1981.)

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

10.35       Second Amendment to Loan and Credit Facility Agreement dated as of
            March 8, 1999, by and between Montgomery CV Realty, L.P. as
            Borrower, Century Plaza Associates, L.P. and CV Reit, as Guarantors, and GMAC Commercial Mortgage Corporation as Lender. (Incorporated by reference to Exhibit 10.36 Annual Report on Form 10-K dated December
            31, 1998 by CV Reit on March 29, 1999.)

10.36       $18,500,000 Note dated March 8, 1999 between Montgomery CV Realty,
            L.P. as Borrower and GMAC Commercial Mortgage Corporation as Lender.
            (Incorporated by reference to Exhibit 10.37 Annual Report on Form
            10-K dated December 31, 1998 by CV Reit on March 29, 1999.)

10.37       Collateral, Pledge, Assignment and Security Agreement, dated March
            8, 1999 between Montgomery CV Realty, L.P. and GMAC Commercial
            Mortgage Corporation. (Incorporated by reference to Exhibit 10.38
            Annual Report on Form 10-K dated December 31, 1998 by CV Reit on
            March 29, 1999.)


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

10.41       * Kranzco Realty Trust 1992 Employees Share Option Plan, as amended.
            (Incorporated by reference to Exhibit 10.10 of Kranzco's Annual
            Report on Form 10-K for the fiscal year ended December 31, 1992.)

10.42       * Kranzco Realty Trust 1992 Employees Share Option Plan, as amended.
            (Incorporated by reference to Exhibit 10.11 of Kranzco's Annual
            Report on Form 10-K for the fiscal year ended December 31,1992.)

10.43 * Kranzco Realty Trust 1995 Incentive Plan. (Incorporated by reference to Exhibit 4.4 of Kranzco's Registration Statement on Form S-8 No.
            33-94294.)

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

10.65       Sales Contract dated June 26, 1998 by and among Kranzco and Europco
            Property Investors II, Ltd., a Georgia limited partnership; Europco
            Property Investors III, Ltd., a Georgia limited partnership; Europco
            Property Investors IV, Ltd., a Georgia limited partnership; Secured
            Properties Investors V, L.P., a Georgia limited partnership; Secured
            Properties Investors VIII, L.P., a Georgia limited partnership;
            Secured Properties Investors IX, L.P. a Georgia limited partnership;
            and Tifton Partners, L.P., a Georgia limited partnership.
            (Incorporated by reference to Exhibit 2.1 of Kranzco's current report on Form 8-K dated June 26, 1998, filed July 16, 1998.)

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

10.69       Unit Contribution Agreement among Kramont, Montgomery CV Realty
            L.P., Kramont Operating Partnership, L.P., CV Partner Holdings, L.P.
            and CV GP LP, dated as of March 28, 2000. (Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-4 filed with the Commission on April 10, 2000 (File No. 333-34482).

10.70 Kramont Realty Trust 2000 Incentive Plan. (Incorporated by reference from Appendix F to the Joint Proxy Statement/Prospectus contained in the Company's Registration Statement on Form S-4 filed with the Commission on April 10, 2000 (File No. 333-34482)).

10.71       Amended and Restated Agreement of Limited Partnership of Kramont
            Operating Partnership, L.P., dated as of June 16, 2000.
            (Incorporated by reference to Exhibit 10.1 of the Company's
            Registration Statement on Form S-4 filed with the Commission on April 10, 2000 (File No. 333-34482)).

10.72       Second Amended and Restated Agreement of Limited Partnership of
            Montgomery CV Realty L.P., dated as of June 16, 2000. (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-4 filed with the Commission on April 10, 2000 (File No.
            333-34482)).

10.73*      Employment Agreement between the Company and Louis P. Meshon, Sr.
            dated as of June 16, 2000. (Incorporated by reference from Exhibit M to the Joint Proxy Statement/Prospectus contained in the Company's
            Registration Statement on Form S-4 filed with the Commission on April 10, 2000 (File No. 333-34482)).

10.74* Employment Agreement between the Company and Norman M. Kranzdorf dated of June 16, 2000. (Incorporated by reference from Exhibit L to the Joint Proxy Statement/Prospectus contained in the Company's
            Registration Statement on Form S-4 filed with the Commission on April 10, 2000 (File No. 333-34482)).

10.75       Amended and Restated Loan and Credit Facility Agreement dated as of
            August 1, 2000 by and between the Company, Kramont Operating
            Partnership, L.P., Montgomery CV Realty L.P., Century Plaza
            Associates, L.P., Marlton Plaza Associates, L.P., Lakewood Plaza 9
            Associates, L.P., Cherry Square MCV Associates, L.P., KR Bainbridge
            LLC, KR Barn, L.P., KR Bradford Mall, L.P., Lilac DE LLC, Culpeper
            Shopping Center Joint Venture, KRT Union LLC, KR Harrodsburg LLC, KR
            Morganton LLC, KR Tower Plaza LLC, KR Development, L.P. and KR
            Wampanoag, as borrowers, and GMAC Commercial Mortgage Corporation, as lender (incorporated by reference to Exhibit 5.1 to the Company's
            Current Report on Form 8-K, dated August 10, 2001).

10.76       Form of Guaranty of Recourse Obligations of Borrower by the Company,
            Kramont Operating Partnership, L.P., Montgomery CV Realty L.P.
            (incorporated by reference to Exhibit 5.2 to the Company's Current
            Report on Form 8-K, dated August 10, 2001)

10.77 * Employment Agreement between the Company and George S. Demuth dated as of June 16, 2000.

10.78 * Employment Agreement between the Company and Etta M. Strehle dated as of June 16, 2000.

10.79 * Employment Agreement between the Company and Carl. E. Kraus dated as of March 21, 2002.

10.80 $190,000,000 Mortgage Loan Application dated October 22, 2002 by and between Kramont Operating Partnership, L.P., as applicant, and Metropolitan Life Insurance Company, as lender.


10.81       Loan Agreement dated as of December 20, 2002 by and between Kramont
            Operating Partnership, L.P., as borrower, Fleet National Bank,
            Wilmington Trust of Pennsylvania, Wachovia Bank National
            Association, Compass Bank, Firstrust Bank, as lenders, and Fleet
            National Bank, as administrative agent (incorporated by reference to Exhibit 5.1 to the Company's Current Report on Form 8-K, dated
            December 30, 2002).

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

 21         Subsidiaries of the Company.

23.1        Consent of BDO Seidman, LLP.

99.1 Certification by Chief Executive Officer of Kramont Realty Trust pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by Chief Financial Officer of Kramont Realty Trust pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           Management contract or compensatory plan or arrangement.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KRAMONT REALTY TRUST


March 17, 2003                      /s/ Louis P. Meshon, Sr.
                                    By:__________________________________
                                    Louis P. Meshon, Sr., President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 17, 2003                      /s/ Norman M. Kranzdorf

                                    ---------------------------------
                                    Norman M. Kranzdorf, Chairman of the Board and Trustee

March 17, 2003                      /s/ Louis P. Meshon, Sr.
                                    ---------------------------------
                                    Louis P. Meshon, Sr., President, Chief
                                    Executive Officer and Trustee (principal
                                    executive officer)

March 17, 2003                      /s/ Carl E. Kraus
                                    ---------------------------------
                                    Carl E. Kraus, Chief Financial Officer,
                                    Chief Investment Officer, and Treasurer
                                    (principal financial officer)

March 17, 2003                      /s/ George S. Demuth
                                    ---------------------------------
                                    George Demuth, Chief Operating Officer
                                    and Executive Vice President

March 17, 2003                      /s/ Etta M. Strehle
                                    ---------------------------------
                                    Etta M. Strehle, Chief Accounting Officer

March 17, 2003                      /s/ Bernard J. Korman
                                    ---------------------------------
                                    Bernard J. Korman, Trustee

March 17, 2003                      /s/ H. Irwin Levy
                                    ---------------------------------
                                    H. Irwin Levy, Trustee

March 17, 2003                      /s/ Milton S. Schneider
                                    --------------------------------
                                    Milton S. Schneider, Trustee

March 17, 2003                      /s/ E. Donald Shapiro
                                    --------------------------------
                                    E. Donald Shapiro, Trustee

March 17, 2003                      /s/ Alan L. Shulman
                                    --------------------------------
                                    Alan L. Shulman, Trustee

                                 CERTIFICATIONS

I, Louis P. Meshon, Sr. certify that:

1.    I have reviewed this annual report on Form 10-K of Kramont Realty Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    /s/ Louis P. Meshon, Sr.
March 17, 2003                      ----------------------------------------
                                    Louis P. Meshon Sr., President and Chief
                                    Executive Officer
                                    (principal executive officer)

I, Carl E. Kraus, certify that:

1.    I have reviewed this annual report on Form 10-K of Kramont Realty Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    /s/ Carl E. Kraus
March 17, 2003                      ----------------------------------------
                                    Carl E. Kraus, Chief Financial Officer,
                                    Chief Investment Officer and Treasurer
                                    (principal financial officer)