Form 10-Q
period 2003-03-31
KRAMONT REALTY TRUST
filed 2003-05-08
CIK 1111205

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2003

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

       For the transition period from               to
                                      -------------   -----------------

                         Commission File Number: 1-15923
                                                 --------

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


       Registrant's telephone number, including area code: (610) 825-7100
                                                          ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes  X    No
                                                ---      ---

Number of Common Shares of Beneficial Interest, par value $.01 per share, as of May 7, 2003: 23,744,838

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                           (unaudited)
                                                                          March 31, 2003    December 31, 2002
                                                                          --------------    -----------------
                                   ASSETS

Real estate - income producing, net of accumulated depreciation            $    685,228       $    686,064
Properties held for sale                                                          7,413             10,262
Mortgage notes receivable                                                        32,981             33,340
Investments in unconsolidated affiliates                                          2,862              2,923
Cash and cash equivalents (includes $1,687 restricted, 2003 and 2002)            12,799             18,173
Other assets                                                                     28,711             28,498
                                                                           ------------       ------------
                     Total assets                                          $    769,994       $    779,260
                                                                           ============       ============

                   LIABILITIES AND BENEFICIARIES' EQUITY

LIABILITIES:

Mortgages and notes payable                                                $    472,426       $    480,489
Accounts payable and other liabilities                                           13,874             15,335
Distributions payable                                                             9,765              9,766
                                                                           ------------       ------------
                     Total liabilities                                          496,065            505,590
                                                                           ------------       ------------

Minority interests in Operating Partnerships                                     19,515             19,780
                                                                           ------------       ------------

BENEFICIARIES' EQUITY:

Preferred shares of beneficial interest                                              30                 30
Common shares of beneficial interest, $0.01 par value; authorized
96,683,845 shares; outstanding, 23,358,685 and 23,075,985 as of
March 31, 2003 and December 31, 2002, respectively                                  233                231
Additional paid-in capital                                                      239,377            235,409
Retained earnings                                                                25,200             28,988
Accumulated other comprehensive income loss                                      (1,397)            (1,613)
Treasury stock, cumulative preferred shares of beneficial interest
Series A-1, 11,155 shares, at cost                                               (6,070)            (6,070)
Treasury stock,  Redeemable preferred shares of beneficial interest
Series D, 146,800 shares, at cost                                                (2,349)            (2,349)
                                                                           ------------       ------------
                                                                                255,024            254,626
  Unearned compensation on restricted shares of beneficial interest                (610)              (736)
                                                                           ------------       ------------
                     Total beneficiaries' equity                                254,414            253,890
                                                                           ------------       ------------
                     Total liabilities and beneficiaries' equity           $    769,994       $    779,260
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

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                                  -------------------------------
                                                                      2003               2002
                                                                  ------------       ------------
Revenues:
  Rent                                                            $     27,591       $     25,427
  Interest, principally from mortgage notes                              1,126              1,214
                                                                  ------------       ------------
                                                                        28,717             26,641
                                                                  ------------       ------------
Expenses:
  Interest                                                               8,506              9,367
  Operating                                                              9,610              7,055
  Depreciation and amortization                                          4,456              4,164
  General and administrative                                             2,198              1,619
                                                                  ------------       ------------
                                                                        24,770             22,205
                                                                  ------------       ------------
                                                                         3,947              4,436
Equity in income of unconsolidated affiliates                              149                171
Minority interests in income of Operating Partnerships                    (162)              (221)
                                                                  ------------       ------------
Net income from continuing operations                                    3,934              4,386

Results from discontinued operations:
  Income from operations of properties sold or held for sale                 3                 18
  Gain on sale of properties                                             1,683                212
  Minority interest in discontinued operations                            (114)               (18)
                                                                  ------------       ------------
Net income from discontinued operations                                  1,572                212
                                                                  ------------       ------------
Net Income                                                               5,506              4,598
                                                                  ------------       ------------
Preferred share distribution                                            (1,703)            (1,884)
                                                                  ------------       ------------
Net income to common shareholders                                 $      3,803       $      2,714
                                                                  ============       ============

Per common share:
  Net income from continuing operations, basic and diluted        $        .09       $        .13
  Net income from discontinued operation, basic and diluted                .07                .01
                                                                  ------------       ------------
  Total net income per share, basic and diluted                   $        .16       $        .14
                                                                  ============       ============
  Dividends declared                                              $       .325       $       .325
                                                                  ============       ============
  Average common shares outstanding:
    Basic                                                           23,353,688         18,872,295
                                                                  ============       ============
    Diluted                                                         23,383,647         18,885,102
                                                                  ============       ============

              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
                             (dollars in thousands)
                                   (unaudited)

                                                                      2003               2002
                                                                  ------------       ------------
Net income                                                        $      5,506       $      4,598
Change in fair value of cash flow hedges                                   (96)                87
Reclassification adjustment for hedge losses included in net
income                                                                     312                234
                                                                  ------------       ------------
Comprehensive income                                              $      5,722       $      4,919
                                                                  ============       ============

           See accompanying notes to consolidated financial statements

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                           -----------------------
                                                                             2003           2002
                                                                           --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities                                  $  7,179       $ 10,608
                                                                           --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections on mortgage notes receivable                                      359            316
  Capital improvements                                                       (3,150)        (1,696)
  Proceeds from the sale of real estate, net                                  4,152            982
  Change in restricted cash                                                      --             35
  Distributions from unconsolidated affiliates                                  211            210
  Other                                                                          --             28
                                                                           --------       --------
Net cash provided by (used in) investing activities                           1,572           (125)
                                                                           --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                       --          1,728
  Repayments of borrowings                                                   (4,063)        (1,699)
  Repayments of line of credit, net                                          (4,000)            --
  Cash distributions paid on common shares                                   (7,593)        (6,135)
  Cash distributions paid on preferred shares                                (1,703)        (1,884)
  Proceeds from issuance of common shares of beneficial interest              3,970             --
  Distributions to minority interests                                          (541)          (434)
  Deferred financing costs                                                     (195)            --
                                                                           --------       --------
Net cash used in financing activities                                       (14,125)        (8,424)
                                                                           --------       --------

Net (decrease) increase in unrestricted cash and cash equivalents            (5,374)         2,059
Unrestricted cash and cash equivalents at the beginning of the period        16,486          9,186
                                                                           --------       --------
Unrestricted cash and cash equivalents at the end of the period            $ 11,112       $ 11,245
                                                                           ========       ========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                   $  8,514       $  8,673
                                                                           ========       ========


          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS

Kramont Realty Trust, a Maryland real estate investment trust ("Kramont"), is a self-administered, self-managed equity real estate investment trust ("REIT") which is engaged in the ownership, acquisition, redevelopment, management and leasing of community and neighborhood shopping centers. Kramont does not directly own any assets other than its interest in Kramont Operating Partnership, L.P. ("Kramont OP") and conducts its business through Kramont OP and its affiliated entities, including Montgomery CV Realty, L.P. ("Montgomery OP", together with Kramont OP and their wholly-owned subsidiaries, hereinafter collectively referred to as the "OPs", which together with Kramont are hereinafter referred to as the "Company"). The OPs, directly or indirectly, own all of the Company's assets, including its interest in shopping centers. Accordingly, the Company conducts its operations through an Umbrella Partnership REIT ("UPREIT") structure. As of March 31, 2003, the Company owned 93.39% of Kramont OP and is its sole general partner. As of March 31, 2003, Kramont indirectly owned 99.87% of the limited partnership interest of Montgomery OP and owned 100% of its sole general partner. As of March 31, 2003, the OPs owned and operated 80 shopping centers (one of which is held for sale) and two office buildings (one of which is held for sale), and managed five shopping centers for third parties, located in 15 states aggregating approximately 11.5 million square feet.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information please refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Certain 2002 balance sheet and income statement amounts have been reclassified to conform to current year presentation. These reclassifications had no impact to net income to common shareholders as previously reported.

(2) ACCOUNTING POLICIES AND PROCEDURES

New Accounting Pronouncements

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

The Company estimates the fair value of each stock option grant by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected lives of ten years; dividend yield of 8.70%, volatility at 30%, risk free interest rate of 4.53% for 2002. Under accounting provisions of SFAS 123, the Company's net income to common shareholders and net income per common share, would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                   Three Months Ended March 31,
                                                  ------------------------------
                                                      2003              2002
                                                  ------------      ------------
Net income to common shareholders
  Net income, as reported                         $      3,803      $      2,714
  Less fair value of stock options                           4                 8
                                                  ------------      ------------
  Pro forma                                       $      3,799      $      2,706
                                                  ============      ============

Net income per common share, basic and diluted:
  As reported                                     $        .16      $        .14
                                                  ============      ============
  Pro forma                                       $        .16      $        .14
                                                  ============      ============

(3) DISCONTINUED OPERATIONS

On January 21, 2003, the Company sold a three acre out-parcel at its Bensalem Square shopping center in Bensalem, Pennsylvania. The Company received net cash proceeds of $800,000 and recognized a gain of approximately $600,000. On March 6, 2003 the Company sold a 28 acre parcel of unimproved land located in Miramar, Florida. The sale price for the land was $3.6 million with net proceeds of approximately $3.5 million and the Company recorded a gain of approximately $1.1 million. The result of operations from these properties, along with properties held for sale, is reported as income (loss) from operations of properties sold or held for sale. The properties held for sale at March 31, 2003 include, a shopping center in Hamden, Connecticut, an office building in West Palm Beach, Florida, and a parcel of undeveloped land in Florida. There was no debt on these properties at March 31, 2003.

(4) REAL ESTATE

(a) Real Estate is located in 15 states and consists of (in thousands):

                                            March 31, 2003     December 31, 2002
                                            --------------     -----------------
Income producing:
Land                                         $    121,434        $    122,259
Shopping centers                                  612,097             607,876
Office buildings                                    4,096               4,096
                                             ------------        ------------

Total                                             737,627             734,231
Less accumulated depreciation                     (52,399)            (48,167)
                                             ------------        ------------

Real estate - income producing, net          $    685,228        $    686,064
                                             ============        ============

Properties held for sale:
Land                                         $        840        $        840
Shopping centers/office buildings                   3,509               3,964
Undeveloped land                                    3,063               5,458
                                             ------------        ------------

Properties held for sale                     $      7,413        $     10,262
                                             ============        ============

(b) On January 21, 2003, the Company sold a three acre out-parcel at its Bensalem Square shopping center in Bensalem, Pennsylvania for net cash proceeds of $800,000 and recognized a gain of approximately $600,000.

(c) On March 6, 2003, the Company sold an unimproved parcel of land in Miramar, Florida for net cash proceeds of $3.5 million and recognized a gain of approximately $1.1 million.

(d) Real Estate with a net book value of $667.9 million, at March 31, 2003, is pledged as collateral for borrowings (see Note 6).

Subsequent Events

On April 3, 2003, the Company completed the acquisition of three shopping centers and sixteen acres of land for development for approximately $12.5 million plus $500,000 of pre-development cost reimbursements to the seller. The purchase includes a 31,500 square foot Shop Rite Supermarket and a fully occupied 14,000 square foot office building in Springfield, New Jersey, a 54,000 square foot Shop Rite Supermarket, and an adjacent sixteen acres of land approved for development in Somers Point, New Jersey. The properties were purchased using cash and common shares of beneficial interest.

On May 2, 2003, the Company sold a nine acre parcel of unimproved land in Dania, Florida. The sale price for the land was $4.1 million with net proceeds of approximately $3.8 million. The Company will record a gain of approximately $750,000. The Company will use the proceeds for general corporate purposes.

(5) MORTGAGE NOTES RECEIVABLE

At March 31, 2003, the Company's mortgage notes receivable consisted of $33 million collateralized by first mortgages on the recreation facilities at three Century Village adult condominium communities in southeast Florida (collectively, the "Recreation Notes"). The Recreation Notes provide for self-amortizing equal monthly principal and interest payments due through 2012, bear interest ranging from 8.84% to 13.5% per annum and contain certain prepayment prohibitions. The Recreation Notes are pledged as collateral for certain borrowings (see Note 6).

(6) BORROWINGS

Borrowings consist of (in thousands):

                                                                                  March 31,       December 31,
                                                                                    2003              2002
                                                                                ------------      ------------
Mortgage notes payable through June 2003, interest only fixed payments at an average rate of 7.96% per annum, collateralized by mortgages on
twenty-seven shopping centers.                                                  $    181,700      $    181,700

Mortgage notes payable through August 2028, interest ranging from 3.00%
to 9.38% per annum, collateralized by mortgages on real estate.                      162,029           164,976

Mortgage notes payable through October 2008, interest fixed at 7.00% per
annum, collateralized by mortgages on nine shopping centers.                          62,934            63,148

Mortgage notes payable through December 2005, interest at borrowers election of prime plus .25%, or one month LIBOR plus a minimum of 1.75%
to a maximum of 2.25% (3.60% at March 31, 2003), collateralized by
mortgages on sixteen shopping centers.                                                38,988            42,988

Mortgage notes payable through August 2003 under $155 million credit facility, interest at one month LIBOR plus 2.45% (3.79% at March 31,
2003), collateralized by a mortgage on one shopping center.                            9,300             9,300

Collateralized Mortgage Obligations, net of unamortized discount of
$147,000 and $167,000 based on a fixed effective interest rate of 8.84%
per annum, collateralized by certain of the Recreation Notes (see Note 5), quarterly self-amortizing principal and interest payments required through
March 2007.                                                                           17,475            18,377
                                                                                ------------      ------------

Totals                                                                          $    472,426      $    480,489
                                                                                ============      ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 and 2002

Net Income

For the quarter ended March 31, 2003, net income to holders of common shares of beneficial interest was $3.8 million or $.16 per common share compared to $2.7 million or $.14 per common share for the same period of 2002.

During the quarter ended March 31, 2003, rent revenue and operating expenses increased by $2.2 million and $2.6 million, respectively (a net rental income decrease of $392,000). The rent revenue increase is primarily due to increased recovery income in the amount of $1.8 million as a result of higher operating expenses and rental revenue of $293,000, resulting from the purchase of a shopping center on April 26, 2002. Operating expenses increased during the first quarter of 2003 primarily due to an increase in snow removal expense in the amount of $2.0 million and an increase in insurance expense in the amount of $174,000.

Interest expense decreased by $861,000 during the first quarter of 2003 primarily as a result of lower outstanding debt balances in 2003 compared to the same period in 2002.

Depreciation and amortization increased by $292,000, primarily due to additional expense of $250,000 as a result of capital expenditures and the additional expense of $42,000 as a result of the acquisition of a shopping center on April 26, 2002.

Interest income decreased by $88,000 during the first quarter of 2003, primarily attributable to scheduled repayments of mortgage notes receivable (see Note 5) which are long term and require self-amortizing payments through 2012.

General and administrative expenses increased by $579,000, primarily due to higher payroll related expenses in the amount of $340,000 as a result of additional personnel, increased salaries, and higher performance related bonuses. In addition, during the first quarter of 2003, the Company incurred increased expenses of $80,000 due to the implementation of a corporate marketing program and an increase in information technology expenses of $50,000.

Net income from discontinued operations was $1.6 million for the first quarter of 2003 compared to $212,000 for the first quarter of 2002. The 2003 amount included a gain from the sale of real estate in the amount of $1.7 million. The 2002 amount included a gain from the sale of real estate in the amount of $212,000. The 2002 amount consists of the net income from properties sold in 2003 and 2002, as well as the properties held for sale.

Funds From Operations

Funds From Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts (NAREIT), consists of net income (computed in accordance with generally accepted accounting principles) before depreciation and amortization of real property, extraordinary items and gains and losses on sales of income-producing real estate.

The following schedule reconciles FFO to net income (in thousands):

                                                              Three Months Ended
                                                                   March 31,
                                                              2003          2002
                                                            --------      --------
Net income to common shareholders                           $  3,803      $  2,714
Depreciation and amortization of real property (1) (2)         4,220         3,832
(Gain) on sale of income-producing real estate (3)                --          (197)
                                                            --------      --------
FFO                                                         $  8,023      $  6,349
                                                            ========      ========

(1) Net of minority interests of $306 and $338, respectively.

(2) Depreciation related to unconsolidated affiliates of $43 and $48, respectively.

(3) Net of amounts attributable to minority interests of ($14) in 2002.

The Company believes that FFO should be considered in conjunction with net income, as presented in the statements of operations. The Company believes that FFO is an appropriate measure of operating performance because real estate depreciation and amortization charges are not meaningful in evaluating the operating results of the Company's properties and extraordinary items and the gain on the sale of income-producing real estate would distort the comparative measurement of performance and may not be relevant to ongoing operations. However, FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to either net income as a measure of the Company's operating performance or to cash flows from operating activities as an indicator of liquidity or cash available to fund all cash flow needs. Since all companies do not calculate FFO in a similar fashion, the Company's calculation, presented above, may not be comparable to similarly titled measures reported by other companies.

                         LIQUIDITY AND CAPITAL RESOURCES

Consolidated Statements of Cash Flows

Net cash provided by operating activities, as reported in the Consolidated Statements of Cash Flows, amounted to $7.2 million for the three months ended March 31, 2003 compared to $10.6 million for the same period in 2002. The decrease in cash flow is primarily due to a decrease in accounts payable and other liabilities of $1.1 million in the first quarter of 2003 compared to a increase in accounts payable and other liabilities of $2.4 million for the same period in 2002.

Net cash provided by investing activities for the three months ended March 31, 2003 increased to $1.6 million from net cash used in investing activities of $125,000 for the same period in 2002. The 2003 amounts reflect net proceeds from the sale of real estate in the amount of $4.2 million and $359,000 of collections on mortgage notes receivable, offset by $3.2 million of capital improvements. The 2002 amounts reflect $1.7 million of capital improvements offset by net proceeds from the sale of real estate in the amount of $982,000 and $316,000 of collections on mortgage notes receivable.

Net cash used in financing activities increased to $14.1 million for the three months ended March 31, 2003 from net cash used in financing activities of $8.4 million in the same period in 2002. The 2003 amounts consist of cash distributions of $9.3 million to shareholders, cash distributions of $541,000 to minority interests, and $8.1 million of net repayment of borrowings, partially offset by $4 million of proceeds from the issuance of common shares of beneficial interest. The 2002 amounts consist of cash distributions of $8.0 million to shareholders, and cash distributions of $434,000 to minority interests.

Borrowings

At March 31, 2003, the Company's contractual obligations are as follows:

                             Payments Due by Period
                                  (in millions)

    Less than 1 year      1 to 3 years      4 to 5 years      After 5 years
    ----------------      ------------      ------------      -------------
        $ 225.7              $ 100.0            $31.5            $ 115.2

At March 31, 2003, borrowings were $472.4 million. Scheduled principal payments over the remainder of this year and the next four years are $357.2 million with $115.2 million due thereafter. Borrowings consist of $406.3 million of fixed rate indebtedness, with a weighted average interest rate of 7.68% at March 31, 2003, and $66.1 million of variable rate indebtedness with a weighted average interest rate of 4.24% at March 31, 2003. The borrowings are collateralized by a substantial portion of the Company's real estate and three Century Village adult condominium communities in southeast Florida (collectively, the "Recreation Notes"). The Company expects to refinance certain of these borrowings, at or prior to maturity, through new mortgage loans on real estate. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancing can be achieved.

Effective December 20, 2002, the Company entered into a Loan Agreement (the "Loan Agreement") with Fleet National Bank, N.A. on its own behalf and as agent for certain other banks providing for a credit facility (the "Credit Facility"). As of December 30, 2002, the date of the initial funding, the maximum amount of the Credit Facility was $100 million and the maximum amount the Company could borrow was $68 million based on the current collateral. The maximum amount of the Credit Facility was increased to $125 million on March 19, 2003, under the terms and conditions of the Loan Agreement. The Borrowing Base available to Kramont OP under the Credit Facility is subject to increase or decrease from its current amount pursuant to the terms of the Loan Agreement. The Credit Facility is a revolving line of credit with a term of three years and is secured by guarantees by the Company and those of its subsidiaries who have provided mortgages to the lenders, sixteen first mortgages on shopping centers and a first priority security interest in the membership interests and partnership interests of the subsidiary entities. The Credit Facility contains various financial covenants that must be observed. The Company was in compliance with these covenants at March 31, 2003. Credit Facility borrowings bear interest at the Borrowers election of (a) at the prime rate or the prime rate plus 25 basis points based on the leverage ratio of the Company's and Kramont OP's total debt and liabilities to its total asset value, or (b) London InterBank Offered Rate ("LIBOR") plus 175 to 225 basis points based on such ratio. Interest rates may be set for one, three or six-month periods. Advances under the Credit Facility may be used for general corporate purposes and, among other purposes, to fund acquisitions, repayment of all or part of outstanding indebtedness, expansions, renovations, financing and refinancing of real estate, closing costs and for other lawful purposes. Additional provisions include arrangement and commitment fees of up to $1,100,000, and a fee applicable to the unused portion of the maximum Credit Facility amount. The $68 million received on December 30, 2002, was used to pay outstanding debt, including a portion of the amount outstanding under the Company's credit facility with GMAC Commercial Mortgage. On December 31, 2002, and January 2, 2003, $25 million and $4 million, respectively, received from the issuance of equity was used to decrease the outstanding balance of the Credit Facility to $39 million.

Effective August 1, 2000, the Company entered into an Amended and Restated Loan and Credit Facility Agreement (the "Amended Facility") with GMAC Commercial Mortgage ("GMAC") wherein GMAC increased an existing $100 million facility to a $155 million facility. The Amended Facility is a non-revolving line of credit with individual loan terms of three years if funds are advanced within the first twelve months, and two years if funds are advanced during the thirteenth to the eighteenth months. Advances under the Amended Facility: (1) must be secured by assets based on specified aggregate loan to value and debt service coverage ratios, (2) bear interest at an annual rate of one month London Interbank Offering Rate ("LIBOR") plus a spread ranging from 245 to 295 basis points, based on loan to value ratios, and (3) may be drawn only during the first eighteen months of the credit facility. Additional provisions include a 1/2% commitment fee, a minimum net worth covenant of $175 million, cross-default and cross-collateralization requirements with respect to debt and properties within the Amended Facility and under certain conditions an exit fee. Advances under the Amended Facility may be used to fund acquisitions, expansions, renovations, financing and refinancing of real estate. As of March 31, 2003, the Company had $9.3 million outstanding under the $155 million Amended Facility.

In 1996, the Company entered into a seven year, fixed rate real estate mortgage loan in the principal amount of $181.7 million (the " Mortgage Loan"), at a weighted average interest rate of 7.96%, which is inclusive of trustee and servicing fees. The Mortgage Loan is secured by twenty seven-shopping center properties (the "Mortgaged Properties"). The entire outstanding principal balance of the Mortgage Loan is due in June 2003. As a condition of the Mortgage Loan, the Company was required to establish a sinking fund account and a capital and tenant improvement ("TI") reserve account. All funds in the capital and TI reserve account may be used to fund capital improvements, repairs, alterations, tenant improvements, and leasing commissions at the Mortgaged Properties. On October 23, 2002, the Company obtained a commitment from Metropolitan Life Insurance Company (the "Commitment") for a loan in the amount of $190 million to replace the Mortgage Loan when it matures in June 2003. The terms of the Commitment are for ten years with a weighted average interest rate of 6.12%, interest only for the first two years, with amortization for the remainder of the loan term. The closing of the Commitment is subject to certain closing conditions.

In 1998, the Company obtained a $65.9 million fixed rate mortgage from Salomon Brothers Realty Corp. This loan is secured by a first mortgage on nine properties acquired by the Company in September 1998. The mortgage loan bears a fixed interest rate of 7% per annum and requires monthly payments of interest and principal based on a 30-year amortization. The loan matures on October 1, 2008. The outstanding balance on the mortgage was approximately $63 million as of March 31, 2003. Pursuant to the mortgage loan, the Company is required to make monthly escrow payments for the payment of tenant improvements and repair reserves.

In addition, the Company has twenty-five mortgage loans outstanding as of March 31, 2003 which were primarily assumed in connection with various acquisitions of certain shopping centers. These mortgage loans have maturity dates ranging from 2003 through 2028. Nineteen of the twenty-five mortgage loans have fixed interest rates ranging from 6.08% to 9.38%. The outstanding principal balance on these mortgage loans at March 31, 2003 was approximately $144 million. The remaining six mortgage loans, in the aggregate amount of $17.8 million at March 31, 2003, have variable rates ranging from 3.00% to 7.63%.

The Company has $17.5 million of borrowings consisting of Collateralized Mortgage Obligations, net of unamortized discount, with a fixed effective interest rate of 8.84% which are collateralized by the Recreation Notes and require self-amortizing principal and interest payments through March 2007.

On July 12, 2001, the Company established a secured line of credit in the amount of $3.2 million with Wachovia Bank, N.A. This line is secured by a shopping center and has an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 1.8%. The line of credit matures on August 1, 2003. No amounts were outstanding at March 31, 2003 on this line of credit.

The Company has a line of credit with Wilmington Trust of Pennsylvania in the amount of $3.5 million secured by two shopping centers with an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 1.8%. The line of credit matures on June 30, 2003. At March 31, 2003 there was no outstanding balance on this line of credit.

Capital Resources

On April 3, 2002, the Company filed a Shelf Registration Statement on Form S-3 ("Shelf Registration") to register $150 million in common and preferred shares of beneficial interest, depository shares, warrants and debt securities. The Shelf Registration Statement became effective April 17, 2002.

On January 2, 2003, under the Shelf Registration, the Company sold 280,000 of its common shares of beneficial interest for proceeds of $4 million to Teachers Insurance and Annuity Association of America. The Company used $4 million to pay down the Credit Facility.

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

Subsequent Events

On April 3, 2003, the Company completed the acquisition of two shopping centers, an office building and sixteen acres of land for development for approximately $12.5 million plus $500,000 of pre-development cost reimbursements to the seller. The purchase includes a 31,500 square foot Shop Rite Supermarket and a fully occupied 14,000 square foot office building in Springfield, New Jersey, a 54,000 square foot Shop Rite Supermarket, and an adjacent sixteen acres of land approved for development in Somers Point, New Jersey. The properties were purchased using cash and common shares of beneficial interest.

On May 2, 2003, the Company sold a nine acre parcel of unimproved land in Dania, Florida. The sale price for the land was $4.1 million with net proceeds of approximately $3.8 million. The Company will record a gain of approximately $750,000. The Company will use the proceeds for general corporate purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary exposure to market risk is to changes in interest rates. The Company has both fixed and variable rate debt. The Company has $472.4 million of debt outstanding as of March 31, 2003 of which $406.3 million, or 86%, has been borrowed at fixed rates ranging from 6.08% to 9.38% with maturities through 2028. As these debt instruments mature, the Company typically refinances such debt at their existing market interest rates which may be more or less than interest rates on the maturing debt. Changes in interest rates have different impacts on the fixed and variable rate portions of the Company's debt portfolio. A change in interest rates impacts the net market value of the Company's fixed rate debt, but has no impact on interest incurred or cash flows on the Company's fixed rate debt. Interest rate changes on variable debt impacts the interest incurred and cash flows but does not impact the net market value of the debt instrument. Based on the variable rate debt of the Company as of March 31, 2003, a 100 basis point increase in interest rates would result in an additional $661,000 in interest incurred per year and a 100 basis point decline would lower interest incurred by $661,000. To ameliorate the risks of interest rate increases, the Company has entered into interest rate swap agreements in the notional amounts of $32.5 million. A 100 basis point increase in interest rates would result in a $10.7 million decrease in the fair value of the fixed rate debt and a 100 basis point decline would result in a $9.6 million increase in the fair value.

The Company also has $33 million of fixed rate mortgage notes receivable. Changes in interest rates impacts the market value of the mortgage notes receivable, but has no impact on interest earned or cash flows. A 100 basis point increase in interest rates would result in a $1.6 million decrease in the fair value of the mortgage notes receivable and a 100 basis point decline would result in a $2.3 million increase in the fair value.

ITEM 4. CONTROLS AND PROCEDURES

In the 90 days prior to the filing date of this Quarterly Report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's "disclosure controls and procedures," as that term is defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that such information is made known to the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions with regard thereto.

           FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

Certain statements contained in this Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project", or the negative thereof, or other variations thereon or comparable terminology. Factors which could have a material adverse effect on the operations and future prospects of our company include:

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

You should also carefully consider any other factors contained in this Quarterly Report. You should not rely on the information contained in any forward-looking statements, and you should not expect us to update any forward-looking statements.

                           PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings

            None.

ITEM 2.     Changes in Securities and Use of Proceeds

            None.

ITEM 3.     Defaults upon Senior Securities

            None.

ITEM 4.     Submission of Matters to a Vote of Security Holders

            None.

ITEM 5.     Other Information

            Not Applicable.

ITEM 6.     Exhibits and Reports on Form 8-K:

(a)         Exhibits:

            EXHIBIT NO.     DOCUMENT
            -----------     --------

               99.1         Certification by Chief Executive Officer of Kramont
                            Realty Trust pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2         Certification by Chief Financial Officer of Kramont
                            Realty Trust pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Form 8-K

            On March 19, 2003, the Company furnished a Current Report on Form 8-K, reporting under Item 7 - "Financial Statements, Pro Forma Financial Information and Exhibits" -Presentation at Salomon Smith Barney REIT CEO Conference - March 19, 2003 and under Item 9.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         KRAMONT REALTY TRUST
                                         --------------------------------------
                                                      (Registrant)


                                         /s/ Louis P. Meshon, Sr.
May 7, 2003                              --------------------------------------
                                         Louis P. Meshon Sr., President




                                         /s/ Carl E. Kraus
May 7, 2003                              --------------------------------------
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

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                             /s/ Louis P. Meshon, Sr.
May 7, 2003                                 -----------------------------------
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

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                         /s/ Carl E. Kraus
May 7, 2003                              ---------------------------------------
                                         Carl E. Kraus, Chief Financial Officer,
                                         Chief Investment Officer and Treasurer
                                         (principal financial officer)