Form 10-Q
period 2003-06-30
KRAMONT REALTY TRUST
filed 2003-08-14
CIK 1111205

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   ----------

                                    FORM 10-Q

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2003

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

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


       Registrant's telephone number, including area code: (610) 825-7100
                                                           --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _X_ No _____


Number of Common Shares of Beneficial Interest, par value $.01 per share, as of August 14, 2003: 23,976,525

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                (unaudited)
                                   ASSETS                                       June 30, 2003       December 31, 2002
                                   ------                                       -------------       -----------------
Real estate - income producing, net of accumulated depreciation                  $ 694,314             $ 679,567
Properties held for sale                                                            10,771                16,759
Mortgage notes receivable                                                           32,429                33,340
Investments in unconsolidated affiliates                                             2,787                 2,923
Cash and cash equivalents (includes $902 and $1,687 restricted)                     10,117                18,173
Other assets                                                                        28,132                28,498
                                                                                 ---------             ---------
                                           Total assets                          $ 778,550             $ 779,260
                                                                                 =========             =========

                   LIABILITIES AND BENEFICIARIES' EQUITY
                   -------------------------------------
LIABILITIES:
Mortgages and notes payable                                                      $ 479,130             $ 480,489
Accounts payable and other liabilities                                              14,445                15,335
Distributions payable                                                                9,895                 9,766
                                                                                 ---------             ---------
                               Total liabilities                                   503,470               505,590
                                                                                 ---------             ---------


Minority interests in Operating Partnerships                                        19,188                19,780
                                                                                 ---------             ---------

BENEFICIARIES' EQUITY:
Preferred shares of beneficial interest                                                 30                    30
Common shares of beneficial interest, $0.01 par value; authorized
96,683,845 shares; outstanding, 23,759,960 and 23,075,985 as of June 30,
2003 and December 31, 2002, respectively                                               238                   231
Additional paid-in capital                                                         245,233               235,409
Retained earnings                                                                   20,420                28,988
Accumulated other comprehensive income loss                                         (1,126)               (1,613)
Treasury stock, cumulative preferred shares of beneficial interest
Series A-1, 11,155 shares, at cost                                                  (6,070)               (6,070)
Treasury stock,  Redeemable preferred shares of beneficial interest
Series D, 146,800 shares, at cost                                                   (2,349)               (2,349)
                                                                                 ---------             ---------

                                                                                   256,376               254,626

  Unearned compensation on restricted shares of beneficial interest                   (484)                 (736)
                                                                                 ---------             ---------
                               Total beneficiaries' equity                         255,892               253,890
                                                                                 ---------             ---------
                               Total liabilities and beneficiaries' equity       $ 778,550             $ 779,260
                                                                                 =========             =========




          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                 Three Months Ended                  Six Months Ended
                                                                       June 30,                           June 30,
                                                           -------------------------------     -------------------------------
                                                                2003              2002             2003              2002
                                                                ----              ----             ----              ----
Revenues:
  Rent                                                     $     26,229      $     25,629      $     53,529      $     50,741
  Interest, principally from mortgage notes                       1,087             1,214             2,213             2,428
                                                           ------------      ------------      ------------      ------------
                                                                 27,316            26,843            55,742            53,169
                                                           ------------      ------------      ------------      ------------
Expenses:
  Interest                                                        8,694             9,048            17,093            18,415
  Operating                                                       7,617             6,999            17,051            13,828
  Depreciation and amortization                                   4,547             4,174             8,967             8,302
  General and administrative                                      2,376             1,813             4,574             3,432
                                                           ------------      ------------      ------------      ------------
                                                                 23,234            22,034            47,685            43,977
                                                           ------------      ------------      ------------      ------------
                                                                  4,082             4,809             8,057             9,192
Equity in income of unconsolidated affiliates                       126               209               275               380
Minority interests in income of Operating Partnerships             (170)             (249)             (334)             (465)
                                                           ------------      ------------      ------------      ------------
Net income from continuing operations                             4,038             4,769             7,998             9,107
                                                           ------------      ------------      ------------      ------------
Results from discontinued operations:
  Income (loss) from operations of properties sold or
     held for sale                                                    6              (244)              (20)             (173)
  Gain on sale of properties                                        646              --               2,329               212
  Minority interest in discontinued operations                      (44)               20              (156)               (3)
                                                           ------------      ------------      ------------      ------------
Net income (loss) from discontinued operations                      608              (224)            2,153                36
                                                           ------------      ------------      ------------      ------------
Net Income                                                        4,646             4,545            10,151             9,143
Preferred share distribution                                     (1,703)           (1,793)           (3,405)           (3,677)
                                                           ------------      ------------      ------------      ------------
Net income to common shareholders                          $      2,943      $      2,752      $      6,746      $      5,466
                                                           ============      ============      ============      ============

Per common share:
  Net income from continuing operation, basic
     and diluted                                           $        .10      $        .15      $        .20      $        .28
                                                           ============      ============      ============      ============
  Net income (loss) from discontinued operation,
     basic and diluted                                              .02              (.01)              .09              --
                                                           ------------      ------------      ------------      ------------
  Total net income per share, basic and diluted            $        .12               .14      $        .29      $        .28
                                                           ============      ============      ============      ============
  Dividends declared                                       $       .325      $       .325      $        .65      $        .65
                                                           ============      ============      ============      ============
  Average common shares outstanding:
    Basic                                                    23,740,085        20,063,610        23,547,976        19,471,244
                                                           ============      ============      ============      ============
    Diluted                                                  23,776,916        20,081,672        23,584,807        19,489,306
                                                           ============      ============      ============      ============



              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
                             (dollars in thousands)
                                   (unaudited)


                                                     Three Months            Six Months Ended
                                                     Ended June 30,               June 30,
                                                 ---------------------     ----------------------
                                                   2003         2002          2003         2002
                                                   ----         ----          ----         ----

Net income                                       $ 4,646      $ 4,545      $ 10,151      $ 9,143
Change in fair value of cash flow hedges             (42)        (743)         (138)        (714)
Reclassification adjustment for hedge losses
  (gains)  included in net income                    313          265           625          557
                                                 -------      -------      --------      -------
Comprehensive income                             $ 4,917      $ 4,067      $ 10,638      $ 8,986
                                                 =======      =======      ========      =======

           See accompanying notes to consolidated financial statements

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                            2003          2002
                                                                            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities                                 $ 15,815      $ 22,435
                                                                          --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections on mortgage notes receivable                                     911           803
  Acquisitions of real estate - income producing                            (4,295)       (8,392)
  Capital improvements                                                      (9,841)       (3,588)
  Proceeds from the sale of real estate, net                                 7,862           982
  Change in restricted cash                                                    785            34
  Distributions from unconsolidated affiliates                                 412          --
  Other                                                                       --              27
                                                                          --------      --------
Net cash used in  investing activities                                      (4,166)      (10,134)
                                                                          --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                  17,800         3,074
  Repayments of borrowings                                                 (15,159)      (11,124)
  Repayments of line of credit, net                                         (4,000)         --
  Cash distributions paid on common shares                                 (15,185)      (12,273)
  Cash distributions paid on preferred shares                               (3,405)       (3,859)
  Proceeds from issuance of common shares of beneficial interest             4,183        31,906
  Repurchase of preferred stock                                               --          (6,071)
  Distributions to minority interests                                       (1,082)         (975)
  Deferred financing costs                                                  (2,072)         (379)
                                                                          --------      --------
Net cash (used in) provided by financing activities                        (18,920)          299
                                                                          --------      --------
Net (decrease) increase in unrestricted cash and cash equivalents           (7,271)       12,600
Unrestricted cash and cash equivalents at the beginning of the period       16,486         9,186
                                                                          --------      --------
Unrestricted cash and cash equivalents at the end of the period           $  9,215      $ 21,786
                                                                          ========      ========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                  $ 17,844      $ 18,051
                                                                          ========      ========
Acquisitions:
  Fair value of assets acquired                                           $(13,290)     $   --
  Liabilities assumed or incurred                                            3,348          --
  Common shares on beneficial interest issued                                5,647          --
                                                                          --------      --------
  Cash (paid) for acquisitions                                            $ (4,295)     $   --
                                                                          ========      ========
 Supplemental disclosure of non-cash transactions:
   Restricted shares awarded                                              $   --        $    136
                                                                          ========      ========




          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS

Kramont Realty Trust, a Maryland real estate investment trust ("Kramont"), is a self-administered, self-managed equity real estate investment trust ("REIT") which is engaged in the ownership, acquisition, redevelopment, management and leasing of community and neighborhood shopping centers. Kramont does not directly own any assets other than its interest in Kramont Operating Partnership, L.P. ("Kramont OP") and conducts its business through Kramont OP and its affiliated entities, including Montgomery CV Realty, L.P. ("Montgomery OP", together with Kramont OP and their wholly-owned subsidiaries, hereinafter collectively referred to as the "OPs", which together with Kramont are hereinafter referred to as the "Company"). The OPs, directly or indirectly, own all of the Company's assets, including its interest in shopping centers. Accordingly, the Company conducts its operations through an Umbrella Partnership REIT ("UPREIT") structure. As of June 30, 2003, Kramont owned 93.49% of Kramont OP and is its sole general partner. As of June 30, 2003, Kramont OP indirectly owned 99.87% of the limited partnership interest of Montgomery OP and owned 100% of its sole general partner. As of June 30, 2003, the OPs owned and operated eighty-two shopping centers (two of which are held for sale) and three office buildings (one of which is held for sale), and managed five shopping centers for third parties, located in 15 states aggregating approximately 11.6 million square feet.

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

(2) ACCOUNTING POLICIES AND PROCEDURES

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 provides new guidance for the consolidation of variable interest entities for which the voting interest model is difficult to apply. Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures. The new guidance, however, applies to a larger population of entities. The adoption of FIN 46 did not have a material impact on the Company's financial position or results of operations.

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

Solely for the purpose of providing the pro forma information required by SFAS 123, the Company estimates the fair value of each stock option grant by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected lives of ten years; dividend yield of 8.70%, volatility at 30%, risk free interest rate of 4.53% for 2002.

Under accounting provisions of SFAS 123, the Company's net income to common shareholders and net income per common share, would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                          Three Months Ended      Six Months Ended
                                                                June 30,               June 30,
                                                              (unaudited)            (unaudited)
                                                          ------------------     --------------------
                                                            2003       2002       2003          2002
                                                            ----       ----       ----          ----
Net income to common shareholders
    Net income, as reported                                $2,943     $2,752     $6,746     $   5,466
    Less fair value of stock options granted in period         44          8         48            16
                                                           ------     ------     ------     ---------
Pro forma                                                  $2,899     $2,744     $6,698     $   5,450
                                                           ======     ======     ======     =========
Net income per common share, basic and diluted:
    As reported                                            $  .12     $  .14     $  .29     $     .28
                                                           ======     ======     ======     =========
    Pro forma                                              $  .12     $  .14     $  .28     $     .28
                                                           ======     ======     ======     =========

(3) DISCONTINUED OPERATIONS

On January 21, 2003, the Company sold a three acre out-parcel at its Bensalem Square shopping center in Bensalem, Pennsylvania. The Company received net cash proceeds of $700,000 and recognized a gain of approximately $600,000. On March 6, 2003 the Company sold a 28 acre parcel of unimproved land located in Miramar, Florida. The sale price for the land was $3.6 million with net proceeds of approximately $3.5 million and the Company recognized a gain of approximately $1.1 million. On May 2, 2003, the Company sold a nine acre parcel of unimproved land in Dania, Florida. The sale price for the land was $4.1 million with net proceeds of approximately $3.7 million and the Company recognized a gain of approximately $665,000.

The result of operations from these properties, along with properties held for sale, is reported as income (loss) from operations of properties sold or held for sale. The properties held for sale at June 30, 2003 include, a shopping center in Hamden, Connecticut, a shopping center in Phillipsburg, New Jersey, and an office building in West Palm Beach, Florida. There was no debt on these properties at June 30, 2003.

(4) REAL ESTATE

(a) Real Estate is located in 15 states and consists of (in thousands):

                                          June 30, 2003   December 31, 2002
                                          -------------   -----------------
Income producing:
Land                                        $ 123,481          $ 120,899
Shopping centers                              621,223            602,377
Office buildings                                5,945              4,096
                                            ---------          ---------
Total                                         750,649            727,372
Less accumulated depreciation                 (56,335)           (47,805)
                                            ---------          ---------
Real estate - income producing, net         $ 694,314          $ 679,567
                                            =========          =========


Properties held for sale:
Land                                        $   2,200          $   2,200
Shopping centers/office buildings               8,571              9,101
Undeveloped land                                 --                5,458
                                            ---------          ---------
Properties held for sale                    $  10,771          $  16,759
                                            =========          =========

(b) On April 3, 2003, the Company completed the acquisition of two shopping centers, an office building and sixteen acres of land for development for approximately $12.7 million including transaction costs, plus $500,000 of pre-development cost reimbursements to the seller. The purchase included a 31,500 square foot Shop Rite Supermarket and a fully occupied 14,000 square foot office building in Springfield, New Jersey, a 54,000 square foot Shop Rite Supermarket, and an adjacent sixteen acres of land approved for development in Somers Point, New Jersey. The properties were purchased using cash and the issuance of 386,153 common shares of beneficial interest. The Company has a future obligation to issue an additional 228,939 common shares of beneficial interest upon the satisfaction of certain conditions.

(c) Real Estate with a net book value of $635 million at June 30, 2003, is pledged as collateral for borrowings (see Note 6).

Subsequent Events

On July 24, 2003, the Company completed the acquisition of a 136,000 square foot shopping center in Orange, Connecticut for a purchase price of $18.3 million including transaction costs. The center is fully occupied and is anchored by a 50,000 square foot Christmas Tree Shop store. The shopping center was purchased using cash and the assumption of approximately $11 million in non-recourse debt.

On July 25, 2003, the Company completed the acquisition of a 161,000 square foot shopping center in Vestal, New York for a purchase price of $13.1 million including transaction costs. The center is 94% occupied and anchored by an 82,500 square foot furniture and appliance store. The shopping center was purchased using a combination of cash, 185,018 common shares of beneficial interest and the assumption of $7.8 million in non-recourse debt.

On July 25, 2003, the Company completed the acquisition of four shopping centers in Vestal, New York on behalf of a joint venture between the Company and Tower Fund, a commingled separate account available through annuity contracts of Metropolitan Life Insurance Company (New York, New York) and managed by SSR Realty Advisors. The four joint venture properties were purchased for total purchase price of approximately $70 million including transaction costs. The four centers have a combined gross leasable area of 553,000 square feet and are fully occupied. The shopping centers were purchased using $43.7 million in non-recourse debt and the balance in cash. The Company's equity interest in the four properties is twenty percent, or approximately $5.2 million.

(5) MORTGAGE NOTES RECEIVABLE

At June 30, 2003, the Company's mortgage notes receivable consisted of $32.4 million collateralized by first mortgages on the recreation facilities at three Century Village adult condominium communities in southeast Florida (collectively, the "Recreation Notes"). The Recreation Notes provide for self-amortizing equal monthly principal and interest payments due through 2012, bear interest ranging from 8.84% to 13.5% per annum and contain certain prepayment prohibitions. The Recreation Notes are pledged as collateral for certain borrowings (see Note 6).

(6) BORROWINGS

Borrowings consist of (in thousands):

                                                                                                 June 30,       December 31,
                                                                                                    2003             2002
                                                                                                    ----             ----
                                                                                              (in thousands)
                                                                                              --------------
Mortgage notes payable through June 2013, interest fixed at a rate of 6.12% per annum,
collateralized by mortgages on fifteen shopping centers                                           $190,000         $     --

Mortgage notes payable through June 2003, interest only fixed at an average rate
of 7.96% per annum, collateralized by mortgages on twenty-seven shopping  centers                       --          181,700

Mortgage notes payable through August 2028, interest ranging from 2.72% to 9.38% per
annum, collateralized by mortgages on twenty-five shopping centers                                 170,852          164,976

Mortgage notes payable through October 2008, interest fixed at 7.00% per annum,
collateralized by mortgages on nine shopping centers                                                62,744           63,148

Mortgage notes payable through December 2005, interest at borrower's election of prime plus .25%, or LIBOR plus a minimum of 1.75% to a maximum of 2.25% (blended
rate of 3.28% at June 30, 2003), collateralized by mortgages on thirteen shopping centers           38,988           42,988

Mortgage notes payable through August 2003 under $155 million credit facility, interest at one month LIBOR plus 2.45%, collateralized by a mortgage on
one shopping center                                                                                   --              9,300

Collateralized Mortgage Obligations, net of unamortized discount of
$134,000 and $167,000 payable through March 2007, interest fixed at 8.84% per annum,
collateralized by certain of the Recreation Notes (see Note 5)                                      16,546           18,377
                                                                                                  --------         --------
Totals                                                                                            $479,130         $480,489
                                                                                                  ========         ========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS

      Three Months Ended June 30, 2003 and 2002

      Net Income

      For the quarter ended June 30, 2003, net income to holders of common shares of beneficial interest was $2.9 million or $.12 per common share compared to $2.8 million or $.14 per common share for the same period of 2002. Net income per share was also impacted by the increased weighted average of common shares of beneficial interest.

      During the quarter ended June 30, 2003, rent revenue and operating expenses increased by $600,000 and $618,000, respectively (a net rental income decrease of $18,000). The rent revenue increase is primarily due to increased base rentals and recoveries of operating expense in the existing portfolio in the amount of $276,000 and an increase in rental revenue of $324,000 resulting from the acquisition of a shopping center on April 26, 2002 and the acquisition of two shopping centers and an office building on April 3, 2003. Operating expenses increased during the second quarter of 2003 primarily due to an increase in snow removal expense in the amount of $241,000, an increase in insurance expense in the amount of $163,000, an increase in real estate expense in the amount of $91,000, and an increase in general maintenance expense in the amount of $95,000.

      Interest income decreased by $127,000 during the second quarter of 2003, of which $67,000 is attributable to scheduled repayments of mortgage notes receivable (see Note 5) which are long term and require self-amortizing payments through 2012, and lower interest earned on cash deposits in the amount of $60,000 as a result of lower rates.

      Interest expense decreased by $354,000 during the second quarter of 2003 primarily as a result of a decrease in rates on the Company's variable rate debt and the repayment of borrowings in the amounts of approximately $150,000 and $300,000, respectively, offset by an increase in the amortization of deferred finance costs in the amount of approximately $100,000.

      Depreciation and amortization increased by $373,000, primarily due to additional expense of $307,000 as a result of capital expenditures and the additional expense of $66,000 as a result of the acquisition of two shopping centers and an office building on April 3, 2003.

      General and administrative expenses increased by $563,000, primarily due to higher payroll related expenses in the amount of $270,000 as a result of additional personnel, increased salaries, and higher severance expense in the amount of $150,000 accrued for terminated employees. In addition, during the second quarter of 2003, the Company incurred increased expenses of approximately $200,000 due to the implementation of a corporate marketing program and an increase in information technology expenses of approximately $85,000.

      Net income from discontinued operations was $608,000 for the second quarter of 2003 compared to a net loss of $224,000 for the second quarter of 2002. The 2003 amount included a gain from the sale of real estate in the amount of $646,000. The 2002 amount consists of the net loss from properties sold in 2003 and 2002, as well as the properties held for sale.

            Six Months Ended June 30, 2003 and 2002

      For the six months ended June 30, 2003, net income to common shareholders of beneficial interest was $6.7 million or $.29 per common share compared to $5.5 million or $.28 per common share for the same period of 2002. Net income per share was also impacted by the increased weighted average of common shares of beneficial interest.

      During the six months ended June 30, 2003, rent revenue increased by $2.8 million and operating expenses increased by $3.2 million (a net rental income decrease of $435,000). The rent revenue increase is primarily due to increased base rentals and recoveries of operating expense in the existing portfolio in the amount of $2.5 million and an increase in rental revenue in the amount of $618,000 due to the acquisition of a shopping center on April 26, 2002 and the acquisition of two shopping centers and an office building on April 3, 2003, offset by lost rental revenue due to tenant bankruptcies in the amount of $297,000. Operating expenses increased during the six months ended June 30, 2002 due to an increase in snow removal costs in 2003 in the amount of $2.2 million, an increase in general maintenance expense in the amount of $387,000, an increase in insurance expense in the amount of $337,000, an increase in real estate taxes in the amount of $132,000, and additional expense of $86,000 as a result of the acquisition of a shopping center on April 26, 2002.

      Interest income decreased by $215,000 during the first six months of 2002, of which $131,000 is attributable to scheduled repayments of mortgage notes receivable (see Note 5), which are long term and require self-amortizing payments through 2012, and lower interest earned on cash deposits in the amount of $84,000 as a result of lower rates.

      Interest expense decreased by $1.3 million during the first six months of 2002 primarily as a result of a decrease in rates on the Company's variable rate debt and the repayment of borrowings in the amounts of approximately $320,000 and $950,000, respectively.

      Depreciation and amortization increased by $665,000 primarily due to additional expense of $557,000 as a result of capital expenditures and the additional expense of $108,000 as a result of the acquisition of a shopping center on April 26, 2002 and the acquisition of two shopping centers and an office building on April 3, 2003.

      General and administrative expenses increased by $1.1 million, primarily due to higher payroll related expenses in the amount of $600,000 as a result of additional personnel, increased salaries, higher performance related bonuses, and severance expense in the amount of $150,000 accrued for terminated employees. In addition, the Company incurred increased expenses of $300,000 due to the implementation of a corporate marketing program and an increase in information technology expenses of $130,000.

      Net income from discontinued operations was $2.2 million for the first six months of 2003 compared to a net income of $36,000 for the same period of 2002. The 2003 amount included a gain from the sale of real estate in the amount of $2.3 million compared to a gain from the sale of real estate in the amount of $212,000 for the same period in 2002. The 2002 amount consists of the net loss from properties sold in 2003 and 2002, as well as the properties held for sale.

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

            The following schedule reconciles FFO to net income (in thousands):

                                                              Three Months Ended           Six Months Ended
                                                                    June 30,                  June 30,
                                                                  (unaudited)                (unaudited)
                                                             -------------------       ----------------------
                                                              2003         2002          2003           2002
                                                              ----         ----          ----           ----
Net income to common shareholders                            $2,943       $2,752       $ 6,746       $  5,466
Depreciation and amortization of real property (1) (2)        4,314        4,024         8,534          7,856
(Gain) on sale of income-producing real estate (3)             --           --            --             (196)
                                                             ------       ------       -------       --------
FFO                                                           7,257        6,776        15,280         13,126
                                                             ======       ======       =======       ========

      (1) Net of minority interests of $303 and $335, respectively, for the three months ended June 30, 2003 and June 30, 2002, and $617 and $674, respectively, for the six months ended June 30, 2003 and June 30, 2002.


      (2) Depreciation related to unconsolidated affiliates of $56 and $43, respectively, for the three months ended June 30, 2003 and June 30, 2002, and $99 and $91, respectively, for the six months ended June 30, 2003 and June 30, 2002.

      (3) Net of amounts attributable to minority interests ($17) for the six months ended June 30, 2002.

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

                         LIQUIDITY AND CAPITAL RESOURCES

Consolidated Statements of Cash Flows

Net cash provided by operating activities, as reported in the Consolidated Statements of Cash Flows, amounted to $15.8 million for the six months ended June 30, 2003 compared to $22.4 million for the same period in 2002. The decrease in cash flow is primarily due to a decrease in the net income from continuing operations in the amount of $1.1 million in the first six months of 2003 compared the same period in 2002 , a decrease in accounts payable and other liabilities of $3.7 million in the first six months of 2003 compared to an increase of $2.1 million for the same period in 2002 , offset by a decrease in other assets in the amount of $2.2 million for the first six months of 2003 compared to a decrease of $1.6 million for the same period in 2002.

Net cash used in investing activities for the six months ended June 30, 2003 decreased to $4.2 million from net cash used in investing activities of $10.1 million for the same period in 2002. The 2003 amounts reflect $9.8 million of capital improvements and $4.3 million used for acquisitions, offset by net proceeds from the sale of real estate in the amount of $7.9 million, $900,000 of collections on mortgage notes receivable and a $785,000 change in restricted cash. The 2002 amounts reflect $8.4 million used for acquisitions and $3.6 million of capital improvements offset by net proceeds from the sale of real estate in the amount of $982,000 and $803,000 of collections on mortgage notes receivable.

Net cash used in financing activities was $18.9 million for the six months ended June 30, 2003 compared to cash provided by financing activities of $299,000 in the same period in 2002. The 2003 amounts consist of cash distributions of $18.6 million to shareholders, cash distributions of $1 million to minority interests, $2.1 million payment of deferred finance costs, and $1.4 million of net repayment of borrowings, partially offset by $4.2 million of proceeds from the issuance of common shares of beneficial interest. The 2002 amounts consist of $31.9 million of proceeds from the issuance of common shares of beneficial interest, offset by cash distributions of $16.1 million to shareholders, $8.1 million of net repayment of borrowings, $6.1 million used for the repurchase of preferred shares of beneficial interest and cash distributions of $1 million to minority interests.

Borrowings

At June 30, 2003, the Company's contractual obligations are as follows:

                                    Payments Due by Period
                                        (in millions)

Less than 1 year          1 to 3 years            4 to 5 years           After 5 years
--------------------------------------------------------------------------------------
   $  32.9                  $  100.0               $  31.5                 $  314.7

At June 30, 2003, borrowings were $479.1 million. Scheduled principal payments over the remainder of this year and the next four years are $164.4 million with $314.7 million due thereafter. Borrowings consist of $422.4 million of fixed rate indebtedness, with a weighted average interest rate of 6.80% at June 30, 2003, and $56.7 million of variable rate indebtedness with a weighted average interest rate of 4.00% at June 30, 2003. The borrowings are collateralized by a substantial portion of the Company's real estate and three Century Village adult condominium communities in southeast Florida (collectively, the "Recreation Notes"). The Company expects to refinance certain of these borrowings, at or prior to maturity, through new mortgage loans on real estate. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancing can be achieved.

Effective June 16, 2003, the Company entered into a ten year, fixed rate loan agreement with Metropolitan Life Insurance Company (the "Metlife Loan") for a loan in the amount of $190 million to replace a $181.7 million fixed rate real estate mortgage loan that matured on June 20, 2003. The Metlife Loan is secured by fifteen shopping center properties (the "Mortgaged Properties") and the entire principal balance of the Metlife Loan is due in June 2013. The Metlife Loan bears an average fixed interest rate of 6.12% per annum and requires monthly payments of interest only for the first two years of the ten year term and monthly payments of interest and principal based on a 30-year amortization for the remaining term.

Effective December 20, 2002, the Company entered into a loan agreement (the "Loan Agreement") with Fleet National Bank, N.A. on its own behalf and as agent for certain other banks providing for a credit facility (the "Credit Facility"). As of December 30, 2002, the date of the initial funding, the maximum amount of the Credit Facility was $100 million and the maximum amount the Company could borrow was $68 million based on the current collateral. The maximum amount of the Credit Facility was increased to $125 million on March 19, 2003, under the terms and conditions of the Loan Agreement. The Borrowing Base available to Kramont OP under the Credit Facility is subject to increase or decrease from its current amount pursuant to the terms of the Loan Agreement. The Credit Facility is a revolving line of credit with a term of three years and is secured by guarantees by the Company and those of its subsidiaries who have provided mortgages to the lenders, thirteen first mortgages on shopping centers and a first priority security interest in the membership interests and partnership interests of the subsidiary entities. The Credit Facility contains various financial covenants that must be observed. The Company was in compliance with these covenants at June 30, 2003. Credit Facility borrowings bear interest at the Borrower's election of (a) at the prime rate or the prime rate plus 25 basis points based on the leverage ratio of the Company's and Kramont OP's total debt and liabilities to its total asset value, or (b) London InterBank Offered Rate ("LIBOR") plus 175 to 225 basis points based on such ratio. Interest rates may be set for one, three or six-month periods. Advances under the Credit Facility may be used for general corporate purposes and, among other purposes, to fund acquisitions, repayment of all or part of outstanding indebtedness, expansions, renovations, financing and refinancing of real estate, closing costs and for other lawful purposes. Additional provisions include arrangement and commitment fees of up to $1.1 million, and a fee applicable to the unused portion of the maximum Credit Facility amount. The $68 million received on December 30, 2002, was used to pay outstanding debt, including a portion of the amount outstanding under the Company's credit facility with GMAC Commercial Mortgage which matures in August, 2003. On December 31, 2002, and January 2, 2003, $25 million and $4 million, respectively, received from the issuance of equity was used to decrease the outstanding balance of the Credit Facility to $39 million.

In 1998, the Company obtained a $65.9 million fixed rate mortgage from Salomon Brothers Realty Corp. This loan is secured by a first mortgage on nine properties acquired by the Company in September 1998. The mortgage loan bears a fixed interest rate of 7% per annum and requires monthly payments of interest and principal based on a 30-year amortization. The loan matures on October 1, 2008. The outstanding balance on the mortgage was approximately $62.7 million as of June 30, 2003. Pursuant to the mortgage loan, the Company is required to make monthly escrow payments for the payment of tenant improvements and repair reserves.

In addition, the Company has twenty-six mortgage loans outstanding as of June 30, 2003 which were primarily assumed in connection with various acquisitions of certain shopping centers. These mortgage loans have maturity dates ranging from 2003 through 2028. Twenty of the twenty-six mortgage loans have fixed interest rates ranging from 6.08% to 9.38%. The outstanding principal balance on these mortgage loans at June 30, 2003 was approximately $153.2 million. The remaining six mortgage loans, in the aggregate amount of $17.7 million at June 30, 2003, have variable rates ranging from 2.72% to 7.13%.

The Company has $16.5 million of borrowings consisting of Collateralized Mortgage Obligations, net of unamortized discount, with a fixed effective interest rate of 8.84%which are collateralized by the Recreation Notes and require self-amortizing principal and interest payments through March 2007.

On July 12, 2001, the Company established a secured line of credit in the amount of $3.2 million with Wachovia Bank, N.A. This line is secured by a shopping center and has an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 1.8%. The line of credit matures on November 1, 2003. No amounts were outstanding at June 30, 2003 on this line of credit.

The Company has a line of credit with Wilmington Trust of Pennsylvania in the amount of $3.5 million secured by two shopping centers with an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 1.8%. The line of credit matures on September 30, 2003. At June 30, 2003 there was no outstanding balance on this line of credit.

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

Subsequent Events

On July 24, 2003, the Company completed the acquisition of a 136,000 square foot shopping center in Orange, Connecticut for a purchase price of $18.3 million including transaction costs. The center is fully occupied and is anchored by a 50,000 square foot Christmas Tree Shop store. The shopping center was purchased using cash and the assumption of approximately $11 million in non-recourse debt.

On July 25, 2003, the Company completed the acquisition of a 161,000 square foot shopping center in Vestal, New York for a purchase price of $13.1 million including transaction costs. The center is 94% occupied and anchored by an 82,500 square foot furniture and appliance store. The shopping center was purchased using a combination of cash, 185,018 common shares of beneficial interest and the assumption of $7.8 million in non-recourse debt.

On July 25, 2003, the Company completed the acquisition of four shopping centers in Vestal, New York on behalf of a joint venture between the Company and Tower Fund, a commingled separate account available through annuity contracts of Metropolitan Life Insurance Company (New York, New York) and managed by SSR Realty Advisors. The four joint venture properties were purchased for total purchase price of approximately $70 million including transaction costs. The four centers have a combined gross leasable area of 553,000 square feet and are fully occupied. The shopping centers were purchased using $43.7 million in non-recourse debt and the balance in cash. The Company's equity interest in the four properties is twenty percent, or approximately $5.2 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary exposure to market risk is to changes in interest rates. The Company has both fixed and variable rate debt. The Company has $479.1 million of debt outstanding as of June 30, 2003 of which $422.4 million, or 88%, has been borrowed at fixed rates ranging from 6.08% to 9.38% with maturities through 2028. As these debt instruments mature, the Company typically refinances such debt at their existing market interest rates which may be more or less than interest rates on the maturing debt. Changes in interest rates have different impacts on the fixed and variable rate portions of the Company's debt portfolio. A change in interest rates impacts the net market value of the Company's fixed rate debt, but has no impact on interest incurred or cash flows on the Company's fixed rate debt. Interest rate changes on variable debt impacts the interest incurred and cash flows but does not impact the net market value of the debt instrument. Based on the variable rate debt of the Company as of June 30, 2003, a 100 basis point increase in interest rates would result in an additional $567,000 in interest incurred per year and a 100 basis point decline would lower interest incurred by $567,000. To ameliorate the risks of interest rate increases, the Company has entered into interest rate swap agreements in the notional amounts of $32.5 million. A 100 basis point increase in interest rates would result in a $10.7 million decrease in the fair value of the fixed rate debt and a 100 basis point decline would result in a $9.6 million increase in the fair value.

The Company also has $32.4 million of fixed rate mortgage notes receivable. Changes in interest rates impacts the market value of the mortgage notes receivable, but has no impact on interest earned or cash flows. A 100 basis point increase in interest rates would result in a $1.6 million decrease in the fair value of the mortgage notes receivable and a 100 basis point decline would result in a $2.3 million increase in the fair value.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's "disclosure controls and procedures," as that term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2003 identified in connection with the evaluation thereof by the Company's management, including the Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


You should also carefully consider any other factors contained in this Quarterly Report and in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. Unless otherwise indicated, statements herein are made as of the end of the period to which this Quarterly Report relates, and the Company disclaims any obligation to publicly update or revise any forward-looking statement in this Quarterly Report which may thereafter appear to be inaccurate for any reason. You should not rely on the information contained in any forward-looking statements, and you should not expect us to update any forward-looking statements.

                           PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings

            None.

ITEM 2.     Changes in Securities and Use of Proceeds

            c) Recent Sales of Unregistered Securities.

            On April 3, 2003, the Company issued 386,153 common shares of beneficial interest to the five shareholders of Sumas Realty Company as a portion of the purchase price for the Company's acquisition of a shopping center and an office building in Springfield, New Jersey and a shopping center and an adjacent 16 acres of land for development in Somers Point, New Jersey. The Company has a future obligation to such shareholders to issue an additional 228,939 common shares of beneficial interest upon the satisfaction of certain conditions. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of that Act.

ITEM 3.     Defaults upon Senior Securities

            None.

ITEM 4.     Submission of Matters to a Vote of Security Holders

            The Company held its Annual Meeting of Shareholders on June
            10, 2003.

            The shareholders elected H. Irwin Levy and E. Donald Shapiro as Class III trustees, in each case for a three-year term expiring 2006 and until their successors are duly elected and qualify.

            The shareholders ratified the appointment of BDO Seidman, LLP as the Company's independent public accountants for the fiscal year ending December 31, 2003.

            Common shares of beneficial interest (including Series B-1 cumulative convertible preferred shares of beneficial interest equal to the number of common shares into which the Series B-1 preferred shares were convertible) were voted as follows:

TRUSTEE NOMINEE OR
PROPOSAL                      FOR          AGAINST/WITHHELD   ABSTENTIONS
H. Irwin Levy              17,987,885          4,175,402              --
E. Donald Shapiro          21,928,988            234,299              --
Ratification of
Accountants                21,994,025             85,024          85,238

            There were no broker non-votes for any Trustee nominee or proposal.

ITEM 5.     Other Information

            Not Applicable.

ITEM 6.     Exhibits and Reports on Form 8-K:

(a)         Exhibits:


            EXHIBIT NO.               DOCUMENT
            -----------               --------

            31.1 Certification by Chief Executive Officer of Kramont Realty Trust pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification by Chief Financial Officer of Kramont Realty Trust pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification by Chief Executive Officer of Kramont Realty Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification by Chief Financial Officer of Kramont Realty Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Form 8-K

            On May 9, 2003, the Company furnished a Current Report on Form 8-K, reporting under Item 9 - "Regulation FD Disclosure" - Consolidated financial results for the quarter ended March 31, 2003.

            On June 10, 2003, the Company furnished a Current Report on Form 8-K, reporting under Item 7 - "Financial Statements, Pro Forma Financial Information and Exhibits" -Presentation at Kramont Realty Trust Annual Meeting of Shareholders - June 10, 2003 and under Item 9.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KRAMONT REALTY TRUST
                                    --------------------------------------------
                                                      (Registrant)

                                    /s/ Louis P. Meshon, Sr.
August 14, 2003                     --------------------------------------------
                                    Louis P. Meshon Sr., President




                                    /s/ Carl E. Kraus
August 14, 2003                     --------------------------------------------
                                    Carl E. Kraus, Chief Financial Officer
                                    and Treasurer