Form 10-Q
period 2003-09-30
KRAMONT REALTY TRUST
filed 2003-11-13
CIK 1111205

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2003

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

Number of Common Shares of Beneficial Interest, par value $.01 per share, as of November 13, 2003: 23,994,925

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                (unaudited)
                                   ASSETS                                     September 30, 2003      December 31, 2002
                                                                              ------------------      -----------------
Real estate - income producing, net of accumulated depreciation               $          728,086      $         679,567
Properties held for sale                                                                   3,770                 16,759
Mortgage notes receivable                                                                 31,859                 33,340
Investments in unconsolidated affiliates                                                   8,583                  2,923
Cash and cash equivalents (includes $902 and $1,687 restricted)                           10,583                 18,173
Other assets                                                                              34,029                 28,498
                                                                              ------------------      -----------------
                                Total assets                                  $          816,910      $         779,260
                                                                              ==================      =================

                   LIABILITIES AND BENEFICIARIES' EQUITY

LIABILITIES:
Mortgages and notes payable                                                   $          513,121      $         480,489
Accounts payable and other liabilities                                                    16,939                 15,335
Distributions payable                                                                      9,971                  9,766
                                                                              ------------------      -----------------
                                Total liabilities                                        540,031                505,590
                                                                              ------------------      -----------------

Minority interests in Operating Partnerships                                              19,050                 19,780
                                                                              ------------------      -----------------

BENEFICIARIES' EQUITY:

Preferred shares of beneficial interest                                                       30                     30
Common shares of beneficial interest, $0.01 par value; authorized
96,683,845 shares; outstanding, 23,994,925 and 23,075,985 as of September
30, 2003 and December 31, 2002, respectively                                                 240                    231
Additional paid-in capital                                                               249,147                235,409
Retained earnings                                                                         18,299                 28,988
Accumulated other comprehensive income loss                                                 (802)                (1,613)
Treasury stock, cumulative preferred shares of beneficial interest Series
A-1, 11,155 shares, at cost                                                               (6,070)                (6,070)
Treasury stock,  Redeemable preferred shares of beneficial interest Series
D, 146,800 shares, at cost                                                                (2,349)                (2,349)
                                                                              ------------------      -----------------
                                                                                         258,495                254,626
  Unearned compensation on restricted shares of beneficial interest                         (666)                  (736)
                                                                              ------------------      -----------------
                                Total beneficiaries' equity                              257,829                253,890
                                                                              ------------------      -----------------
                                Total liabilities and beneficiaries' equity   $          816,910      $         779,260
                                                                              ==================      =================

          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                             Three Months Ended            Nine months Ended
                                                                September 30,                September 30,
                                                          ------------------------      -----------------------
                                                             2003          2002           2003           2002
                                                          ----------     ---------      ---------     ---------
Revenues:
  Rent                                                    $   27,170     $  25,577      $  80,699     $  76,318
  Interest, principally from mortgage notes                    1,078         1,206          3,291         3,634
  Management fees                                                 30             -             30             -
                                                          ----------     ---------      ---------     ---------
                                                              28,278        26,783         84,020        79,952
                                                          ----------     ---------      ---------     ---------
Expenses:
  Interest                                                     8,416         9,163         25,509        27,578
  Operating                                                    8,031         7,271         25,082        21,099
  Depreciation and amortization                                4,798         4,205         13,765        12,507
  General and administrative                                   2,148         2,012          6,722         5,444
                                                          ----------     ---------      ---------     ---------
                                                              23,393        22,651         71,078        66,628
                                                          ----------     ---------      ---------     ---------
                                                               4,885         4,132         12,942        13,324
Equity in income of unconsolidated affiliates                    232           181            507           561
Minority interests in income of Operating Partnerships          (250)         (193)          (584)         (681)
                                                          ----------     ---------      ---------     ---------
Income from continuing operations                              4,867         4,120         12,865        13,204
                                                          ----------     ---------      ---------     ---------
Results from discontinued operations:
  Income from operations of properties sold or held
  for sale                                                       873           304            853           131
  Gain on sale of properties                                   1,793             -          4,122           212
  Minority interest in discontinued operations                  (153)          (23)          (309)           (3)
                                                          ----------     ---------      ---------     ---------
Income from discontinued operations                            2,513           281          4,666           340
                                                          ----------     ---------      ---------     ---------
Net income                                                     7,380         4,401         17,531        13,544

Preferred share distribution                                 (1,703)       (1,703)        (5,108)        (5,380)
                                                          ----------     ---------      ---------     ---------
Net income to common shareholders                         $    5,677     $   2,698      $  12,423     $   8,164
                                                          ==========     =========      =========     =========
Per common share:
  Income from continuing operation, basic
  and diluted                                             $      .13     $     .12      $     .33     $     .39
                                                          ==========     =========      =========     =========
  Income from discontinued operation, basic and diluted          .11           .01            .19           .02
                                                          ----------     ---------      ---------     ---------
  Total net income per share, basic and diluted           $      .24           .13      $     .52     $     .41
                                                          ==========     =========      =========     =========
  Dividends declared                                      $     .325     $    .325      $    .975     $    .975
                                                          ==========     =========      =========     =========
  Average common shares outstanding:
    Basic                                                 23,931,746    21,265,985     23,677,305    20,076,065
                                                          ==========    ==========     ==========    ==========
    Diluted                                               23,973,196    21,285,430     23,718,755    20,095,510
                                                          ==========  ============  =============    ==========

              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
                             (dollars in thousands)
                                   (unaudited)

                                                             Three Months Ended September 30,    Nine months Ended September 30,
                                                             --------------------------------   ---------------------------------
                                                                 2003                 2002          2003                 2002
                                                             ------------         -----------   ------------         ------------
Net income                                                   $      7,380         $     4,401   $     17,531         $     13,544

Change in fair value of cash flow hedges                                -                (647)          (138)              (1,361)
Reclassification adjustment for hedge losses included in
net income                                                            323                 271            948                  828
                                                             ------------         -----------   ------------         ------------
Other comprehensive income                                   $      7,703         $     4,025   $     18,341         $     13,011
                                                             ============         ===========   ============         ============

           See accompanying notes to consolidated financial statements

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                             Nine months Ended
                                                                                September 30,
                                                                             2003           2002
                                                                          ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities                                 $  23,517      $  20,240
                                                                          ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections on mortgage notes receivable                                    1,481          1,305
  Acquisitions of real estate - income producing                            (14,186)        (9,410)
  Capital improvements including development costs                          (14,264)        (6,480)
  Net proceeds from the sale of real estate                                  16,736            988
  Change in restricted cash                                                     784             32
  Distributions from unconsolidated affiliates                                  623            646
  Investment in unconsolidated affiliates                                    (5,776)             -
  Other                                                                           -             50
                                                                          ---------      ---------
Net cash used in investing activities                                       (14,602)       (12,869)
                                                                          ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings, net of fair market value premium                199,500          5,977
  Repayments of borrowings                                                 (193,363)       (10,702)
  Principal amortization                                                     (5,281)        (5,058)
  Proceeds from line of credit, net                                          11,000             -
  Cash distributions paid on common shares                                  (22,906)       (19,175)
  Cash distributions paid on preferred shares                                (5,108)        (5,561)
  Proceeds from issuance of common shares of beneficial interest              4,424         31,888
  Repurchase of preferred stock                                                   -         (6,071)
  Distributions to minority interests                                        (1,623)        (1,516)
  Deferred financing costs                                                   (2,364)          (398)
                                                                          ---------      ---------
Net cash used in financing activities                                       (15,721)       (10,616)
                                                                          ---------      ---------
Net decrease in unrestricted cash and cash equivalents                       (6,806)        (3,245)
Unrestricted cash and cash equivalents at the beginning of the period        16,487          9,186
                                                                          ---------      ---------
Unrestricted cash and cash equivalents at the end of the period           $   9,681      $   5,941
                                                                          =========      =========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                  $  24,842      $  27,242
                                                                          =========      =========
Acquisitions:
  Fair value of assets acquired                                           $ (47,105)     $  (9,410)
  Liabilities assumed or incurred                                            24,124              -
  Common shares of beneficial interest issued                                 8,795              -
                                                                          ---------      ---------
  Cash paid for acquisitions                                              $ (14,186)     $  (9,410)
                                                                          =========      =========
Supplemental disclosure of non-cash transactions:
  Restricted shares awarded                                               $     527      $     591
                                                                          =========      =========

          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS

Kramont Realty Trust, a Maryland real estate investment trust ("Kramont"), is a self-administered, self-managed equity real estate investment trust ("REIT") which is engaged in the ownership, acquisition, development, management and leasing of community and neighborhood shopping centers. Kramont does not directly own any assets other than its interest in Kramont Operating Partnership, L.P. ("Kramont OP") and conducts its business through Kramont OP and its affiliated entities, including Montgomery CV Realty, L.P. ("Montgomery OP", together with Kramont OP and their wholly-owned subsidiaries, hereinafter collectively referred to as the "OPs", which together with Kramont are hereinafter referred to as the "Company"). The OPs, directly or indirectly, own all of the Company's assets, including its interest in shopping centers. Accordingly, the Company conducts its operations through an Umbrella Partnership REIT ("UPREIT") structure. As of September 30, 2003, Kramont owned 93.55% of Kramont OP and is its sole general partner. As of September 30, 2003, Kramont OP indirectly owned 99.87% of the limited partnership interest of Montgomery OP and owned 100% of its sole general partner. As of September 30, 2003, the OPs owned and operated eighty-three shopping centers (one of which is held for sale) and two office buildings, managed five shopping centers for third parties and four shopping centers in connection with a joint venture, located in 15 states aggregating approximately 12.2 million square feet.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information please refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Certain 2002 balance sheet and income statement amounts have been reclassified to conform to current year presentation. These reclassifications had no impact on net income to common shareholders as previously reported.

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

In July 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. SFAS 150 requires the shares that are mandatorily redeemable for cash or other assets at a specified or determinable date or upon an event certain to occur, be classified as liabilities, not as part of shareholders equity. The Company is currently evaluating the impact of this pronouncement on its financial position and results of operations.

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

Solely for the purpose of providing the pro forma information required by SFAS 123, the Company estimates the fair value of each stock option grant by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected lives of ten years; dividend yield of 8.70%, volatility at 30%, risk free interest rate of 4.53% for 2002 and expected lives of ten years; dividend yield of 8.70%, volatility at 30%, risk free interest rate of 5.05% for 2003.

Under accounting provisions of SFAS 123, the Company's net income to common shareholders and net income per common share, would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                           Three Months Ended        Nine months Ended
                                                              September 30,            September 30,
                                                               (unaudited)              (unaudited)
                                                           -------------------     ---------------------
                                                             2003       2002        2003         2002
                                                           -------     -------     -------     ---------
Net income to common shareholders
    Net income, as reported                                $ 5,677     $ 2,698     $12,423     $   8,164
    Less fair value of stock options granted in period           4          11          52            71
                                                           -------     -------     -------     ---------
Pro forma                                                  $ 5,673     $ 2,687     $12,371     $   8,083
                                                           =======     =======     =======     =========
Net income per common share, basic and diluted:
    As reported                                            $   .24     $   .13     $   .52     $     .41
                                                           =======     =======     =======     =========
    Pro forma                                              $   .24     $   .13     $   .52     $     .41
                                                           =======     =======     =======     =========

(3) DISCONTINUED OPERATIONS

On January 21, 2003, the Company sold a three acre out-parcel at its Bensalem Square shopping center in Bensalem, Pennsylvania. The Company received net cash proceeds of $700,000 and recognized a gain of approximately $600,000. On March 6, 2003, the Company sold a 28 acre parcel of unimproved land located in Miramar, Florida. The sale price for the land was $3.6 million with net proceeds of approximately $3.5 million and the Company recognized a gain of approximately $1.1 million. On May 2, 2003, the Company sold a nine acre parcel of unimproved land in Dania, Florida. The sale price for the land was $4.1 million with net proceeds of approximately $3.7 million and the Company recognized a gain of approximately $665,000. On September 2, 2003, the Company sold a 22,800 square foot office building in West Palm Beach, Florida. The sale price of the building was $1.5 million with net proceeds of approximately $1.2 million. The Company recognized a gain of approximately $675,000. On September 5, 2003, the Company sold a 221,000 square foot shopping center in Phillipsburg, New Jersey. The sale price of the shopping center was $7.8 million with net proceeds of approximately $7.6 million and the Company recognized a gain of approximately $1.1 million.

The result of operations from these properties, along with properties held for sale, is reported as income from operations of properties sold or held for sale. The only property held for sale at September 30, 2003 was a shopping center in Hamden, Connecticut. There was no debt on this property at September 30, 2003.

(4) REAL ESTATE

(a) Real Estate is located in 15 states and consists of (in thousands):

                                                September 30, 2003        December 31, 2002
                                                ------------------        -----------------
Income producing:
Land                                            $          130,244        $         120,899
Shopping centers                                           654,128                  602,377
Office buildings                                             4,600                    4,096
                                                ------------------        -----------------
Total                                                      788,972                  727,372
Less accumulated depreciation                              (60,886)                 (47,805)
                                                ------------------        -----------------
Real estate - income producing, net             $          728,086        $         679,567
                                                ==================        =================
Properties held for sale:
Land                                            $              840        $           2,200
Shopping centers, net                                        2,930                    9,101

Undeveloped land                                                 -                    5,458
                                                ------------------        -----------------
Properties held for sale                        $            3,770        $          16,759
                                                ==================        =================

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

(c) On July 24, 2003, the Company completed the acquisition of a 136,000 square foot shopping center in Orange, Connecticut for a purchase price of $18.4 million including transaction costs. The center is fully occupied and is anchored by a 50,000 square foot Christmas Tree Shop store. The shopping center was purchased using cash and the assumption of approximately $11 million in non-recourse debt.

(d) On July 25, 2003, the Company completed the acquisition of a 161,000 square foot shopping center in Vestal, New York for a purchase price of $13.1 million including transaction costs. The center is 94% occupied and anchored by an 82,500 square foot furniture and appliance store. The shopping center was purchased using a combination of cash, 185,018 common shares of beneficial interest and the assumption of $7.8 million in non-recourse debt.

(e) Real Estate with a net book value of $637.1 million at September 30, 2003, is pledged as collateral for borrowings (see Note 6).

(5) MORTGAGE NOTES RECEIVABLE

At September 30, 2003, the Company's mortgage notes receivable consisted of $31.9 million collateralized by first mortgages on the recreation facilities at three Century Village adult condominium communities in southeast Florida (collectively, the "Recreation Notes"). The Recreation Notes provide for self-amortizing equal monthly principal and interest payments due through 2012, bear interest ranging from 8.84% to 13.5% per annum and contain certain prepayment prohibitions. The Recreation Notes are pledged as collateral for certain borrowings (see Note 6).

(6) BORROWINGS

Borrowings consist of (in thousands):

                                                                                                September 30,        December 31,
                                                                                                    2003                 2002
                                                                                                    ----                 ----
Mortgage notes payable through June 2013, interest fixed at a rate of 6.12% per annum,
collateralized by mortgages on fifteen shopping centers.                                        $     190,000        $          -

Mortgage notes payable through June 2003, interest only fixed at an average rate of 7.96%
per annum, collateralized by mortgages on twenty-seven shopping centers.                                    -             181,700

Mortgage notes, net of unamortized premium of $2.3 million for 2003, payable through August 2028, interest ranging from 2.72% to 9.38% per annum,
collateralized by mortgages on twenty-six shopping centers.                                           190,982             164,976

Mortgage notes payable through October 2008, interest fixed at 7.00% per annum,
collateralized by mortgages on nine shopping centers.                                                  62,549              63,148

Mortgage notes payable through December 2005, interest at borrower's election of prime plus .25%, or LIBOR plus a minimum of 1.75% to a maximum of 2.25% (blended
rate of 3.44% at September 30, 2003), collateralized by mortgages on thirteen shopping centers.        53,988              42,988

Mortgage notes payable through August 2003 under $155 million credit facility, interest at one month LIBOR plus 2.45%, collateralized by a mortgage on
one shopping center.                                                                                        -               9,300

Collateralized Mortgage Obligations, net of unamortized discount of
$118,000 and $167,000, respectively, payable through March 2007, interest fixed at 8.84%
per annum, collateralized by certain of the Recreation Notes (see Note 5).                             15,602              18,377
                                                                                                -------------        ------------

Totals                                                                                          $     513,121        $    480,489
                                                                                                =============        ============

(7) INVESTMENT IN UNCONSOLIDATED AFFILIATES

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

In July, 2003, the Company formed a joint venture with Tower Fund ("Tower'), for the purpose of acquiring real estate assets. Tower is a commingled separate account available through annuity contracts of Metropolitan Life Insurance Company (New York, New York) and managed by SSR Realty Advisors. The Company will administer the day-to-day affairs of the joint venture which is owned 80% by Tower and 20% by the Company. The joint venture owns four shopping centers comprising 553,000 square feet in Vestal, New

York. The joint venture properties are all 100% occupied and were purchased by the joint venture for $69.7 million plus transaction costs. The properties were purchased using $43.7 million in non-recourse debt and the balance in cash. The Company's equity contribution to the joint venture is approximately $5.8 million including transaction costs.

The Company accounts for its investments in unconsolidated affiliates using the equity method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 and 2002

Net Income

For the quarter ended September 30, 2003, net income to holders of common shares of beneficial interest was $5.7 million or $.24 per common share compared to $2.7 million or $.13 per common share for the same period of 2002. Net income per share was also impacted by the increase in the weighted average of common shares of beneficial interest.

During the quarter ended September 30, 2003, rent revenue and operating expenses increased by $1.6 million and $760,000, respectively (a net rental income increase of $833,000). The rent revenue increase is primarily due to increased base rentals and recoveries of operating expense in the existing portfolio in the amount of $523,000 and an increase in rental revenue of $1.1 million resulting from the acquisition of two shopping centers and an office building in April, 2003, and the acquisition of two shopping centers in July, 2003. Operating expenses increased during the third quarter of 2003 primarily due to an increase in general maintenance expense in the amount of $250,000, an increase in real estate expense in the amount of $176,000, an increase in professional fees in the amount of $87,000, an increase in insurance expense in the amount of $79,000, and an increase in the amount of $178,000 resulting from the 2003 acquisitions.

Interest income decreased by $128,000 during the third quarter of 2003, of which $69,000 is attributable to scheduled repayments of mortgage notes receivable (see Note 5) which are long term and require self-amortizing payments through 2012, and lower interest earned on cash deposits in the amount of $59,000 as a result of lower rates.

Interest expense decreased by $747,000 during the third quarter of 2003 primarily as a result of a decrease in rates on the Company's variable and fixed rate debt and the repayment of borrowings in the amounts of approximately $1 million and $100,000, respectively, offset by an increase in interest expense in the amount of $220,000 as a result of the debt assumed for the 2003 acquisitions and an increase in the amortization expense of deferred finance costs in the amount of approximately $130,000.

Depreciation and amortization increased by $593,000, primarily due to additional expense of $396,000 as a result of capital expenditures and the additional expense of $197,000 as a result of the 2003 acquisitions.

General and administrative expenses increased by $136,000, primarily due to higher payroll related expenses as a result of increased salaries and increased fringe benefit expense.

Income from discontinued operations was $2.5 million for the third quarter of 2003 compared to income of $281,000 for the third quarter of 2002. The 2003 amount included a gain from the sale of real estate in the amount of $1.8 million. The 2002 amount consists of the net income from properties sold in 2003 and 2002, as well as the properties held for sale.

         Nine months Ended September 30, 2003 and 2002

For the nine months ended September 30, 2003, net income to common shareholders of beneficial interest was $12.4 million or $.52 per common share compared to $8.2 million or $.41 per common share for the same period of 2002. Net income per share was also impacted by the increased weighted average of common shares of beneficial interest.

During the nine months ended September 30, 2003, rent revenue increased by $4.4 million and operating expenses increased by $4 million (a net rental income increase of $398,000). The rent revenue increase is primarily due to increased base rentals and recoveries of operating expense in the existing portfolio in the amount of $3.4 million and an increase in rental revenue in the amount of $1.7 million due to the acquisition of a shopping center in April, 2002, the acquisition of two shopping centers and an office building in April, 2003, and the acquisition of two shopping centers in July, 2003, offset by lost rental revenue due to tenant bankruptcies in the amount of $715,000. Operating expenses increased during the nine months ended September 30, 2003 primarily due to an increase in snow removal costs in 2003 in the amount of $2.2 million, an increase in general maintenance expense in the amount of $512,000, an increase in insurance expense in the amount of $430,000, an increase in real estate taxes in the amount of $443,000, and additional expense of $178,000 as a result of the acquisition of a shopping center in April, 2002, the acquisition of two shopping centers and an office building in April, 2003, and the acquisition of two shopping centers in July, 2003.

Interest income decreased by $343,000 during the first nine months of 2003, of which $200,000 is attributable to scheduled repayments of mortgage notes receivable (see Note 5), which are long term and require self-amortizing payments through 2012, and lower interest earned on cash deposits in the amount of $143,000 as a result of lower rates.

Interest expense decreased by $2.1 million during the first nine months of 2003 primarily as a result of a decrease in rates on the Company's variable rate debt and the repayment of borrowings in the amounts of approximately $1.3 million and $1.1 million, respectively, as well as higher capitalized interest in the amount of $90,000, offset by an increase in interest expense as a result of the debt assumed for the 2003 acquisitions in the amount of $220,000 and an increase in the amortization of deferred finance costs in the amount of approximately $140,000.

Depreciation and amortization increased by $1.3 million primarily due to additional expense of $1 million as a result of capital expenditures and the additional expense of $305,000 as a result of the acquisition of a shopping center in April, 2002 as well as the 2003 acquisitions.

General and administrative expenses increased by $1.3 million, primarily due to higher payroll related expenses in the amount of $770,000 as a result of additional personnel, increased salaries, higher performance related bonuses, higher expense for the amortization of restricted share compensation, and including severance expense in the amount of $150,000 recorded for terminated employees. In addition, the Company incurred increased expenses of $370,000 due to the implementation of a corporate marketing program and an increase in information technology expenses of $130,000.

Income from discontinued operations was $4.7 million for the first nine months of 2003 compared to income of $340,000 for the same period of 2002. The 2003 amount included a gain from the sale of real estate in the amount of $4.1 million compared to a gain from the sale of real estate in the amount of $212,000 for the same period in 2002. The 2002 amount consists of the net loss from properties sold in 2003 and 2002, as well as the properties held for sale.

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

The following schedule reconciles FFO to net income (in thousands):

                                                                       Three Months Ended            Nine months Ended
                                                                          September 30,                September 30,
                                                                           (unaudited)                  (unaudited)
                                                                    ------------------------      -----------------------
                                                                       2003          2002           2003           2002
                                                                    ----------     ---------      ---------     ---------
Net income to common shareholders                                   $    5,677     $   2,698      $  12,423     $   8,164
Depreciation and amortization of real property (1) (2)                   4,583         4,044         13,107        11,901
(Gain) on sale of income-producing real estate (3)                      (1,678)            -         (1,668)         (196)
                                                                    ----------     ---------      ---------     ---------
FFO                                                                      8,582         6,742         23,862        19,869
                                                                    ==========     =========      =========     =========

(1) Net of minority interests of $322 and $317, respectively, for the three months ended September 30, 2003 and September 30, 2002, and $929 and $990, respectively, for the nine months ended September 30, 2003 and September 30, 2002.

(2) Depreciation related to unconsolidated affiliates of $100 and $51, respectively, for the three months ended September 30, 2003 and September 30, 2002, and $199 and $142, respectively, for the nine months ended September 30, 2003 and September 30, 2002.

(3) Net of amounts attributable to minority interests $118 for the three months ended September 30, 2003, and $117 and $17, respectively, for the nine months ended September 30, 2003 and September 30, 2002.

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

                         LIQUIDITY AND CAPITAL RESOURCES

Consolidated Statements of Cash Flows

Net cash provided by operating activities, as reported in the Consolidated Statements of Cash Flows, amounted to $23.5 million for the nine months ended September 30, 2003 compared to $20.2 million for the same period in 2002. The increase in cash flow is primarily due to an increase in the net operating income in the amount of $800,000 in the first nine months of 2003 compared the same period in 2002 , a decrease in accounts payable and other liabilities of $900,000 in the first nine months of 2003 compared to an increase of $3.4 million for the same period in 2002 , offset by a increase in other assets in the amount of $3.5 million for the first nine months of 2003 compared to a increase of $10.7 million for the same period in 2002.

Net cash used in investing activities for the nine months ended September 30, 2003 increased to $14.6 million from net cash used in investing activities of $12.9 million for the same period in 2002. The 2003 amounts reflect $14.3 million of capital improvements, $14.2 million used for acquisitions, and $5.8 million used for the investment in a joint venture, offset by net proceeds from the sale of real estate in the amount of $16.7 million, $1.5 million of collections on mortgage notes receivable, $623,000 of distributions from unconsolidated affiliates, and a $784,000 change in restricted cash. The 2002 amounts reflect $9.4 million used for acquisitions and $6.5 million of capital improvements offset by net proceeds from the sale of real estate in the amount of $988,000, $1.3 million of collections on mortgage notes receivable, and $646,000 of distributions from unconsolidated affiliates.

Net cash used in financing activities was $15.7 million for the nine months ended September 30, 2003 compared to cash used in financing activities of $10.6 million in the same period in 2002. The 2003 amounts consist of cash distributions of $28 million to shareholders, cash distributions of $1.6 million to minority interests, $2.3 million payment of deferred finance costs, and $11.8 million of net borrowings, partially offset by $4.4 million of proceeds from the issuance of common shares of beneficial interest. The 2002 amounts consist of $31.9 million of proceeds from the issuance of common shares of beneficial interest, offset by cash distributions of $24.7 million to shareholders, $9.8 million of net repayment of borrowings, $6.1 million used for the repurchase of preferred shares of beneficial interest, cash distributions of $1.5 million to minority interests, and $398,000 for deferred finance costs.

Borrowings

At September 30, 2003, the Company's contractual obligations are as follows:

                     Payments Due by Period
                         (in millions)
Less than 1 year          1 to 3 years            4 to 5 years           After 5 years
----------------     -----------------------      ------------           -------------
   $ 31.1                  $  114.9                 $   31.5               $   335.6

At September 30, 2003, borrowings were $513.1 million. Scheduled principal payments over the remainder of this year and the next four years are $177.5 million with $335.6 million due thereafter. Borrowings consist of $441.5 million of fixed rate indebtedness, with a weighted average interest rate of 6.84% at September 30, 2003, and $71.6 million of variable rate indebtedness with a weighted average interest rate of 3.41% at September 30, 2003. The borrowings are collateralized by a substantial portion of the Company's real estate and three Century Village adult condominium communities in southeast Florida (collectively, the "Recreation Notes"). The Company expects to refinance certain of these borrowings, at or prior to maturity, through new mortgage loans on real estate. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancing can be achieved.

Effective June 16, 2003, the Company entered into a ten year, fixed rate loan agreement with Metropolitan Life Insurance Company (the "Metlife Loan") for a loan in the amount of $190 million to replace a $181.7 million fixed rate real estate mortgage loan that matured on June 20, 2003. The Metlife Loan is secured by fifteen shopping center properties (the "Mortgaged Properties") and the remaining principal balance of the Metlife Loan is due in June 2013. The Metlife Loan bears a fixed interest rate of 6.12% per annum and requires monthly payments of interest only for the first two years of the ten year term and monthly payments of interest and principal based on a 30-year amortization for the remaining term.

Effective December 20, 2002, the Company entered into a loan agreement (the "Loan Agreement") with Fleet National Bank, N.A. on its own behalf and as agent for certain other banks providing for a credit facility (the "Credit Facility"). As of December 30, 2002, the date of the initial funding, the maximum amount of the Credit Facility was $100 million and the maximum amount the Company could borrow was $68 million based on the current collateral. The maximum amount of the Credit Facility was increased to $125 million on March 19, 2003, under the terms and conditions of the Loan Agreement. The Borrowing Base available to Kramont OP under the Credit Facility is subject to increase or decrease from its current amount pursuant to the terms of the Loan Agreement. The Credit Facility is a revolving line of credit with a term of three years and is secured by guarantees by the Company and those of its subsidiaries who have provided mortgages to the lenders, thirteen first mortgages on shopping centers and a first priority security interest in the membership interests and partnership interests of the subsidiary entities. The Credit Facility contains various financial covenants that must be observed. The Company was in compliance with these covenants at September 30, 2003. Credit Facility borrowings bear interest at the Borrower's election of (a) at the prime rate or the prime rate plus 25 basis points based on the leverage ratio of the Company's and Kramont OP's total debt and liabilities to its total asset value, or (b) London InterBank Offered Rate ("LIBOR") plus 175 to 225 basis points based on such ratio. Interest rates may be set for one, three or six-month periods. Advances under the Credit Facility may be used for general corporate purposes and, among other purposes, to fund acquisitions, repayment of all or part of outstanding indebtedness, expansions, renovations, financing and refinancing of real estate, closing costs and for other lawful purposes. Additional provisions include arrangement and commitment fees of up to $1.1 million, and a fee applicable on the unused portion of the maximum Credit Facility amount. The $68 million received on December 30, 2002, was used to pay outstanding debt, including a portion of the amount outstanding under the Company's credit facility with GMAC Commercial Mortgage which matured in August, 2003. The outstanding balance on the Credit Facility was approximately $54 million as of September 30, 2003.

In 1998, the Company obtained a $65.9 million fixed rate mortgage from Salomon Brothers Realty Corp. This loan is secured by a first mortgage on nine properties acquired by the Company in September 1998. The mortgage loan bears a fixed interest rate of 7% per annum and requires monthly payments of interest and principal based on a 30-year amortization. The loan matures on October 1, 2008. The outstanding balance on the mortgage was approximately $62.5 million as of September 30, 2003. Pursuant to the mortgage loan, the Company is required to make monthly escrow payments for the payment of tenant improvements and repair reserves.

In addition, the Company has twenty-eight mortgage loans outstanding as of September 30, 2003 which were primarily assumed in connection with various acquisitions of certain shopping centers. These mortgage loans have maturity dates ranging from 2003 through 2028. Twenty-two of the twenty-eight mortgage loans have fixed interest rates ranging from 6.08% to 9.38%. The outstanding principal balance on these mortgage loans at September 30, 2003 was approximately $173.4 million. The remaining six mortgage loans, in the aggregate amount of $17.6 million at September 30, 2003, have variable rates ranging from 2.72% to 6.88%.

The Company has $15.6 million of borrowings consisting of Collateralized Mortgage Obligations, net of unamortized discount, with a fixed effective interest rate of 8.84%which are collateralized by the Recreation Notes and require self-amortizing principal and interest payments through March 2007.

On July 12, 2001, the Company established a secured line of credit in the amount of $3.2 million with Wachovia Bank, N.A. This line is secured by a shopping center and has an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 1.8%. The line of credit matures on October 31, 2004. No amounts were outstanding at September 30, 2003 on this line of credit.

The Company has a line of credit with Wilmington Trust of Pennsylvania in the amount of $3.5 million secured by two shopping centers with an interest rate payable at a rate adjusted monthly to the sum of 30 day

LIBOR plus 1.8%. The line of credit matures on June 30, 2004. At September 30, 2003 there was no outstanding balance on this line of credit.

Acquisitions

On July 24, 2003, the Company completed the acquisition of a 136,000 square foot shopping center in Orange, Connecticut for a purchase price of $18.4 million including transaction costs. The center is fully occupied and is anchored by a 50,000 square foot Christmas Tree Shop store. The shopping center was purchased using cash and the assumption of approximately $11 million in non-recourse debt.

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

INFLATION

During recent years, the rate of inflation has remained at a low level and has had minimal impact on the Company's operating results. Most of the tenant leases contain provisions designed to lessen the impact of inflation. These provisions include escalation clauses in certain leases which generally increase rental rates periodically based on stated rental increases which are currently higher than recent cost of living increases, and percentage rentals based on tenant's gross sales, which generally increase as prices rise. Many of the leases are for terms of less than ten years which increases the Company's ability to replace those leases which are below market rates with new leases at higher base and/or percentage rentals. In addition, most of the leases require the tenants to pay their proportionate share of increases in operating expenses, including common area maintenance, real estate taxes and insurance.

However, in the event of significant inflation, the Company's operating results could be adversely affected if general and administrative expenses and interest expense increases at a rate higher than rent income or if the increase in inflation exceeds rent increases for certain tenant leases which provide for stated rent increases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary exposure to market risk is to changes in interest rates. The Company has both fixed and variable rate debt. The Company has $513.1 million of debt outstanding as of September 30, 2003 of which $441.5 million, or 86%, has been borrowed at fixed rates ranging from 5.15% to 9.38% with maturities through 2028. As these debt instruments mature, the Company typically refinances such debt at their existing market interest rates which may be more or less than interest rates on the maturing debt. Changes in interest rates have different impacts on the fixed and variable rate portions of the Company's debt portfolio. A change in interest rates impacts the net market value of the Company's fixed rate debt, but has no impact on interest incurred or cash flows on the Company's fixed rate debt. Interest rate changes on variable debt impacts the interest incurred and cash flows but does not impact the net market value of the debt instrument. Based on the variable rate debt of the Company as of September 30, 2003, a 100 basis point increase in interest rates would result in an additional $716,000 in interest incurred per year and a 100 basis point decline would lower interest incurred by $716,000. To ameliorate the risks of interest rate increases, the Company has entered into interest rate swap agreements in the notional amounts of $32.5 million. A 100 basis point increase in interest rates would result in a $10.7 million decrease in the fair value of the fixed rate debt and a 100 basis point decline would result in a $9.6 million increase in the fair value.

The Company also has $31.9 million of fixed rate mortgage notes receivable. Changes in interest rates impacts the market value of the mortgage notes receivable, but has no impact on interest earned or cash flows. A 100 basis point increase in interest rates would result in a $1.6 million decrease in the fair value of the mortgage notes receivable and a 100 basis point decline would result in a $2.3 million increase in the fair value.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's "disclosure controls and procedures," as that term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2003 identified in connection with the evaluation thereof by the Company's management, including the Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1.  Legal Proceedings

         None.

ITEM 2.  Changes in Securities and Use of Proceeds

         c) Recent Sales of Unregistered Securities.

         On July 25, 2003, the Company issued 185,018 common shares of beneficial interest to five members of the selling entity, Campus Plaza, LLC, as a portion of the purchase price for the Company's acquisition of a shopping center in Vestal, New York. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of that Act.

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

(b)      Form 8-K

         On July 14, 2003, the Company filed a Current Report on Form 8-K, reporting under Item 5- "Other Events" - The Company's Chairman of the Board, Norman M. Kranzdorf, retired as Chairman effective July 14, 2003. Mr. Kranzdorf is expected to remain a Trustee and member of the Board through the duration of his existing term.

         On August 11, 2003, the Company furnished a Current Report on Form 8-K, reporting under Item 9 - "Regulation FD Disclosure" - Consolidated financial results for the quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KRAMONT REALTY TRUST
                                        -------------------------------------
                                                     (Registrant)

                                        /s/ Louis P. Meshon, Sr.
November 13, 2003                       -------------------------------------
                                        Louis P. Meshon Sr., President

                                        /s/ Carl E. Kraus
November 13, 2003                       -------------------------------------
                                        Carl E. Kraus, Chief Financial Officer
                                        and Treasurer