Form 10-K
period 2003-12-31
KRAMONT REALTY TRUST
filed 2004-03-15
CIK 1111205

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________________

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

8.25% SERIES E CUMULATIVE REDEEMABLE               NEW YORK STOCK EXCHANGE
PREFERRED SHARES OF BENEFICIAL INTEREST,
$.01 PAR VALUE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

The aggregate market value of the voting common shares held by non-affiliates of the Registrant was approximately $392 million based on the closing price on the New York Stock Exchange for such shares on June 30, 2003.

The number of shares of the Registrant's Common Shares of Beneficial Interest outstanding was 24,069,925 as of March 15, 2004.

Portions of the Registrant's definitive proxy statement for the 2004 Annual Meeting of Shareholders, to be filed not later than April 29, 2004, are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K.

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

         - our dependence on the retail industry, including the effect of general or regional economic downturns on demand for leased space at and the amount of rents chargeable by neighborhood and community shopping centers;

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

         -        increases in our operating costs;

         - compliance with regulatory requirements, including the Americans with Disabilities Act;

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

         You should also carefully consider any other factors contained in this Annual Report, including the information incorporated by reference into this Annual Report. Unless otherwise indicated, statements herein are made as of the end of the period to which this Annual Report relates, and the Company disclaims any obligation to publicly update or revise any forward-looking statement in this Annual Report which may thereafter appear to be inaccurate for any reason. You should not rely on the information contained in any forward-looking statements, and you should not expect us to update any forward-looking statements.

                                TABLE OF CONTENTS

                                                                                            Form 10-K
Item No.                                                                                   Report Page
--------                                                                                   -----------
                                     PART I

1.       Business ....................................................................          4
2.       Properties ..................................................................          9
3.       Legal Proceedings ...........................................................         13
4.       Submission of Matters to a Vote of Security Holders .........................         13

                                     PART II

5.       Market for the Registrant's Common Equity and Related
         Shareholder Matters and Issuer Purchases of Equity Securities ...............         13
6.       Selected Financial Data .....................................................         15
7.       Management's Discussion and Analysis of Financial
         Condition and Results of Operations .........................................         16
7A.      Quantitative and Qualitative Disclosures About Market Risk ..................         26
8.       Financial Statements and Supplementary Data .................................         26
9.       Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures ........................................         51
9A.      Controls and Procedures .....................................................         51

                                    PART III

10.      Trustees and Executive Officers of the Registrant ...........................         51
11.      Executive Compensation ......................................................         51
12.      Security Ownership of Certain Beneficial Owners and
         Management and Related Shareholder Matters ..................................         51
13.      Certain Relationships and Related Transactions ..............................         51
14.      Principal Accountant Fees and Services ......................................         51

                                     PART IV

15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K .............         52

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

ITEM 1. BUSINESS

Kramont is a self-administered, self-managed equity real estate investment trust ("REIT") which is engaged in the ownership, acquisition, development, redevelopment, management and leasing primarily of community and neighborhood shopping centers. Kramont does not directly own any assets other than its interest in Kramont Operating Partnership, L.P. ("Kramont OP") and conducts its business through Kramont OP and its affiliated entities, including Montgomery CV Realty L.P. ("Montgomery OP", together with Kramont OP and their wholly-owned subsidiaries, hereinafter collectively referred to as the "OPs", which together with Kramont are hereinafter referred to as the "Company"). The OPs, directly or indirectly, own all of the Company's assets, including its interests in shopping centers. Accordingly, the Company conducts its operations through an Umbrella Partnership REIT ("UPREIT") structure. As of December 31, 2003, Kramont owned 93.57% of Kramont OP and is its sole general partner. As of December 31, 2003, Kramont OP indirectly owned 99.87% of the limited partnership interest of Montgomery OP and owned 100% of its sole general partner. As of December 31, 2003, the OPs owned and operated eighty-two shopping centers (one of which is held for sale) and two office buildings, and managed four shopping centers for third parties and four shopping centers in connection with a joint venture, located in 15 states aggregating approximately 12.1 million leasable square feet.

The owners of the minority interests hold operating partnership units ("OP Units") which are convertible into common shares of beneficial interest on a one to one basis. The Company has the option to issue the common shares of beneficial interest or redeem them for cash equal to the then fair market value of the common shares at the time of the conversion. At December 31, 2003, there were 1,666,152 outstanding OP Units in the OPs.

FINANCIAL  INFORMATION ABOUT INDUSTRY SEGMENTS

The Company's income-producing properties and other assets represent one reportable segment as each of the income-producing properties have similar economic and environmental conditions, business processes, types of customers (i.e., tenants), and services provided, and because resource allocation and other operating decisions are based on an evaluation of the entire portfolio. In addition, the Company believes the Mortgage Note Receivables are not material and do not represent a separate operating segment.

OPERATING STRATEGIES

Our primary business objectives are to increase Funds From Operations (See Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a definition of Funds From Operations) and to enhance the value of our properties. It has been our operating strategy to achieve these objectives through:

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

The Company will generally acquire fee simple or leasehold interests in real property consistent with the Company's acquisition strategies set forth above. However, the Company may make equity investments through joint ventures with developers, owners or other persons which may provide for, among other terms,
(i) a cumulative preference as to cash distributions; (ii) a participation in net cash flows from operations; and (iii) a participation in the appreciation of the value of the underlying real property. The Company contemplates that it would manage day-to-day operations of any joint venture's underlying real property. The Company may also acquire investments in real property or real estate oriented companies through issuance of debt or equity securities in exchange for investments or by such other methods as the Trustees deem to be in the best interests of the Company.

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

FINANCING STRATEGIES

The Company intends to finance acquisitions with the most appropriate sources of capital, as determined by the Trustees, which may include limited partner units in Kramont OP, available cash flows from operations, the issuance of other equity securities, the sale of investments and, within the debt guidelines described below, bank and other institutional borrowings and the issuance of debt securities. Future borrowings by the Company for acquisitions may be either on a secured or unsecured basis.

The Company will not have a policy limiting the number or amount of mortgages that may be placed on any particular property, but mortgage financing instruments will usually limit additional indebtedness on specific properties.

OPERATING PRACTICES

Virtually all operating and administrative functions, such as leasing, data processing, maintenance, finance, accounting, construction, and legal, are centrally managed at the Company's headquarters. In addition, the Company maintains regional offices in Georgia, New York, Virginia, Florida, and Pennsylvania. On-site functions such as security, maintenance, landscaping, sweeping, plumbing, electrical, and other similar activities are either performed by the Company or subcontracted. The costs of those functions are passed through to tenants to the extent permitted by their respective leases.

The Company has computer software systems designed to support its operating, leasing, and administrative functions and to optimize management's ability to own, operate and manage additional properties without significant increase in its general and administrative expenses. The Company's systems allow instant access to floor plans, store availability, lease data, tenants' sales history, operating income, cash flows and budgets.

ASSETS

At December 31, 2003, the book value of the Company's assets amounted to $810.7 million, including $730.9 million in income-producing real estate and properties held for sale, and $31.1 million in real estate mortgage notes receivable. A description of the Company's principal assets follows:

PROPERTIES

Income-Producing Real Estate and Properties Held for Sale - Please refer to Item
2. Properties.

MORTGAGE NOTES RECEIVABLE

At December 31, 2003, the Company's mortgage notes receivable amounted to $31.1 million including an aggregate of $8.5 million due from H. Irwin Levy, a Trustee. They are secured by first mortgages on the recreation facilities at the three Century Village adult condominium communities in southeast Florida. As of December 31, 2003, none of the mortgage notes were delinquent.

The notes provide for self-amortizing equal monthly principal and interest payments in the aggregate amount of $6.5 million per annum, through January 2012, and bear interest at annual rates ranging from 8.84% to 13.5%. The notes are pledged as collateral for certain borrowings. Two of the notes are prepayable in 2007. Please refer to Item 13. Certain Relationships and Related Transactions regarding related party transactions with Mr. Levy.

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

Drexel

Effective December 31, 1997, the Company acquired a 95% economic interest in Drexel Realty, Inc. ("Drexel"), which for over 30 years has been engaged in the development, construction, leasing, and management of real estate. Until the Merger, Drexel managed the properties owned by Montgomery OP as well as other properties located in Pennsylvania and New Jersey owned by third parties. As of December 31, 2003, Drexel managed four properties in Pennsylvania and New Jersey owned by third parties. At this time, it is not contemplated that Drexel will seek additional third party management contracts. Currently, the Company owns 1% of the voting stock and 100% of the non-voting stock. 99% of the voting stock of Drexel is beneficially owned by Mr. Louis P. Meshon, Sr., a Trustee, and held in a voting trust. Mr. Meshon currently serves as President of Drexel. Please refer to Item 13. Certain Relationships and Related Transactions regarding related party transactions with Mr. Meshon.

Shopping Center Venture

In July 2003, the Company formed a joint venture with Tower Fund ("Tower"), for the purpose of acquiring real estate assets. Tower is a commingled separate account available through annuity contracts of Metropolitan Life Insurance Company (New York, New York) and managed by SSR Realty Advisors. The Company will administer the day-to-day affairs of the joint venture which is owned 80% by Tower and 20% by the Company. The joint venture owns four shopping centers comprising 553,000 square feet in Vestal, New York. The joint venture properties are all 100% occupied and were purchased by the joint venture for $69.7 million plus transaction costs. The Company's equity contribution to the joint venture is approximately $6 million including transaction costs.

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

MATERIAL TENANTS

The Company relies on major tenants to pay rent, and their inability to pay rent may substantially reduce the Company's net income and cash available for distributions to shareholders. The Company's four largest tenants are Wal-Mart Stores, Inc. ("Wal-Mart"), Ahold USA, Inc. ("Ahold"), TJX Companies, Inc. ("TJX"), and Kmart Corporation ("Kmart"). As of December 31, 2003, Wal-Mart represented approximately 7% of the Company's annualized minimum rents, Ahold represented 5% of the Company's annualized minimum rents, TJX represented 3% of the Company's annualized minimum rents, and Kmart represented 2.7% of the Company's annualized minimum rents. As of December 31, 2003, no other tenant would have represented more than 2.1% of the aggregate annualized minimum rents of the Company's shopping centers.

Kmart emerged from bankruptcy on May 6, 2003. As of December 31, 2003, Kmart has not announced the closing of any of the Company's six Kmart stores. However, there is no guarantee that Kmart will not announce any future store closings.

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

COMPETITION

The Company's competitors for acceptable investments include private investors, insurance companies, pension funds, and other REIT's which may have investment objectives similar to the Company's and some of which have greater financial resources than the Company's. All of the shopping centers are located in areas which have shopping centers and other retail facilities. Generally, there are other retail properties within a five-mile radius of a shopping center. The amount of rentable retail space in the vicinity of the Company's shopping centers could have a material adverse effect on the amount of rent charged by the Company and on the Company's ability to rent vacant space and/or renew leases of such shopping centers. There are numerous commercial developers, real estate companies, and major retailers that compete with the Company in seeking land for development, properties for acquisition and tenants for properties, some of which may have greater financial resources than the Company and more operating or development experience than that of the Company. There are numerous shopping facilities that compete with the Company's shopping centers in attracting retailers to lease space. In addition, retailers at the shopping centers may face increasing competition from the Internet, outlet malls, discount shopping clubs, catalog companies, direct mail, telemarketing, and home shopping TV. The Company is not aware of statistics which would allow the Company to determine its position relative to all of the Company's competitors in the ownership and operation of shopping centers.

REAL ESTATE AND OTHER CONSIDERATIONS

As an owner and developer of real estate, the Company is subject to risks arising in connection with such activities and with the underlying real estate, including unknown deficiencies of and the ability to successfully develop or manage recently acquired shopping centers, poor economic conditions in those areas where shopping centers are located, defaults on tenant leases or non-renewal of leases, tenant bankruptcies, competition, liquidity of real estate, inability to rent vacant space, failure to generate sufficient income to meet operating expenses, including debt service, capital expenditures and tenant improvements, balloon payments on debt, environmental matters, financing availability, financial and operating restrictions imposed by certain financing arrangements, defaults under and failure to repay borrowings, fluctuations in interest rates, changes in real estate and zoning laws, cost overruns, delays, and other risks of development activities. The success of the Company also depends upon certain key personnel, its ability to maintain its qualification as a REIT and trends in the national and local economy, including income tax laws, governmental regulations and legislation, and population trends.

EMPLOYEES

As of December 31, 2003, the Company had 147 full and part-time employees. None of the Company's employees are subject to a collective bargaining agreement and the Company has experienced no labor-related work stoppages. The Company considers its relations with its personnel to be good.

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

TAX STATUS

The Company expects to continue to qualify as a REIT. A trust which qualifies as a REIT is required to distribute at least 90% of ordinary taxable income for a taxable year and can deduct distributions paid to shareholders of beneficial interest with respect to such taxable year from taxable income.

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

The Company also makes available on its web site copies of the charters for the Audit, Compensation and Nominating & Corporate Governance Committees of its Board of Trustees, as well as its Code of Ethics for the Chief Executive Officer and Senior Financial Officers (and any amendments to, or waivers under, such code), and its Whistleblower Policy. Each of these documents is available in print to any shareholder who requests a copy from the Company.

ITEM 2. PROPERTIES

REAL ESTATE - INCOME-PRODUCING

As of December 31, 2003, the Company, directly or indirectly, owned 81 income-producing neighborhood or community shopping centers, 1 property held for sale, and 2 office buildings, located in 15 states comprising 10.8 million square feet. The properties are diverse in size, ranging from 2,650 square feet to 389,000 square feet of gross leasable area with an average of 128,200 square feet of gross leasable area. The shopping centers generally attract local area customers and are typically anchored by a supermarket, drugstore, or discount stores. The centers are smaller than regional malls and do not depend on customers who travel long distances. The tenant base generally concentrates on everyday purchases from local customers. Anchor tenants attract shoppers who also often patronize the smaller shops. At December 31, 2003, 88.9% of the gross leasable area of the Company's income-producing real estate was leased. The Company has pledged 89.2% of the book value of its income-producing real estate as collateral for borrowings.

Subsequent Events

On February 17, 2004, the Company completed the acquisition of a 203,000 square foot shopping center in Worcester, Massachusetts for a purchase price of $19.8 million plus transaction costs. The purchase was initially made using cash and the property was subsequently pledged as collateral under the Credit Facility (as defined in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations). The shopping center is 99% occupied and is anchored by a 67,000 square foot supermarket.

PROPERTIES HELD FOR SALE

The property held for sale at December 31, 2003, consists of a shopping center in Capitol Heights, Maryland. This property is carried at the lower of cost or fair value less selling costs (currently cost). Carrying amounts and subsequent declines or gains in fair value are recorded in operations as incurred (see Note 2 to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data). Properties sold and property held for sale in prior periods have been reclassified to Properties Held for Sale on the consolidated balance sheet and Discontinued Operations on the statement of income in all periods presented.

The following table sets forth certain pertinent information, as of December 31, 2003, regarding the Company's properties:

                                                          YEAR OF
                                                           LATEST
                                                YEAR    RENOVATION/  OWNERSHIP
         PROPERTY               LOCATION      ACQUIRED   EXPANSION   INTEREST
SHOPPING CENTERS

CONNECTICUT
Christmas Tree Plaza         Orange             2003        N/A         Fee

Groton Square                Groton             2000        2003        Fee

Killingly Plaza              Killingly          2002        N/A         Fee

Manchester Plaza             Manchester         2000        1998        Fee

Milford                      Milford            2000        N/A      Leasehold
                                                                      (2020)

Parkway Plaza I & II         Hamden             2000        N/A         Fee
Stratford Square             Stratford          2000        N/A         Fee

FLORIDA
Century Plaza                Deerfield Beach    1982        2002        Fee

Village Oaks                 Pensacola          2000        2003        Fee

GEORGIA
Bainbridge Town Center       Bainbridge         2000        N/A         Fee

Douglasville Crossing        Douglasville       2000        N/A         Fee

Holcomb Bridge               Roswell            2000        N/A         Fee
Northpark                    Macon              2000        1998        Fee

Park Plaza                   Douglasville       2000        N/A         Fee
Snellville Oaks              Snellville         2000        N/A         Fee

Summerville                  Summerville        2000        N/A         Fee
Tifton Corners               Tifton             2000        N/A         Fee

Tower Plaza                  Carrollton         2000        N/A         Fee

Vidalia                      Vidalia            2000        N/A         Fee

Village at Mableton          Mableton           2000        1998        Fee

KENTUCKY
Harrodsburg Marketplace      Harrodsburg        2000        N/A         Fee

MARYLAND
Campus Village               College Park       2000        N/A         Fee
Fox Run                      Prince Frederick   2000        1997        Fee

MICHIGAN
Musicland                    Livonia            2000        N/A         Fee

NEW JERSEY
Collegetown                  Glassboro          2000        1995        Fee

                               GROSS
                              LEASABLE     LEASE
                               SQUARE    OCCUPANCY          PRINCIPAL TENANTS
                                AREA        RATE            (LEASE EXPIRATION/
         PROPERTY            (SQ. FT.)    12/31/03          OPTION EXPIRATION)
SHOPPING CENTERS

CONNECTICUT
Christmas Tree Plaza            136,016     100.00  Christmas Tree Shops (2016/2066)
                                                    AC Moore (2007/2027)
Groton Square                   194,862      99.08  Stop & Shop (2007/2027),
                                                    Kohl's (2022/2042)
Killingly Plaza                  75,376      98.51  Stop & Shop (2010/2030)

Manchester Plaza                183,377      45.65  Pep Boys (2016/2036)
                                                    Stop & Shop (2018/2058)
Milford                          25,200     100.00  Xpect Discount Drug (2004/2009)

Parkway Plaza I & II            163,694      10.75
Stratford Square                160,086      96.33  Marshalls (2005/2010),
                                                    Entertainment Cinema (2009/2039)

FLORIDA
Century Plaza                    90,669      93.30  Broward County Library (2007/2013)

Village Oaks                    171,653      81.51  Wal Mart (2008/2038) (7)

GEORGIA
Bainbridge Town Center          143,729      98.43  Kmart (2015/2065),
                                                    Food Lion (2010/2030)

Douglasville Crossing           267,800      88.37  Wal Mart (2010/2040) (1),
                                                    Rhodes Furniture (2004/2005)
Holcomb Bridge                  105,420      94.14  Cub Foods (2008/2033) (1) (13),
Northpark                       195,355      98.62  Kroger (2008/2028),
                                                    Kmart (2013/2063)
Park Plaza                       46,495      97.53  Kroger (14)
Snellville Oaks                 220,885      97.31  Wal Mart (2011/2041) (1),
                                                    Regal Cinema (2015/2025),
                                                    Food Lion  (2011/2031) (9)

Summerville                      67,809     100.00  Wal Mart (2004/2034)
Tifton Corners                  186,629      89.50  Wal Mart (2011/2041) (1),
                                                    Bruno's (2010/2025) (1)
Tower Plaza                      89,990      88.48  Bruno's (2007/2027)

Vidalia                          93,696     100.00  Wal Mart (2005/2035) (1)

Village at Mableton             239,474      92.58  Kmart (2014/2064),
                                                    Cub Foods (2009/2029) (1) (13),
                                                    Dollar Tree (2009/2024)

KENTUCKY
Harrodsburg Marketplace          60,048      97.00  Kroger (2007/2027)

MARYLAND
Campus Village                   25,529     100.00
Fox Run                         293,423      98.78  Kmart (2016/2066),
                                                    Giant Foods (2021/2051),
                                                    Peebles (2012/2032)
MICHIGAN
Musicland                        80,000     100.00  Media Play (2007/2027)

NEW JERSEY
Collegetown                     251,015      99.16  Kmart (2006/2016),

Lakewood Plaza               Lakewood           1999        N/A         Fee

Marlton Shopping Center-     Evesham            1998        2001        Fee
Phase I
Marlton Shopping Center-     Evesham            1998        2001        Fee
Phase II
Ocean Heights                Somers Point       2003        N/A         Fee
Rio Grande Plaza             Rio Grande         1997        1997        Fee

Springfield Shoprite         Springfield        2003        N/A         Fee

Suburban Plaza               Hamilton           2000        1999        Fee

NEW YORK
A & P Mamaroneck             Mamaroneck         2000        N/A         Fee
The Mall at Cross County     Yonkers            2000        2000        Fee

Campus Plaza                 Vestal             2003        N/A         Fee

Highridge                    Yonkers            2000        N/A         Fee
North Ridge                  New Rochelle       2000        N/A         Fee

Port Washington              Port Washington    2000        N/A      Leasehold

                                                                      (2067)

Village Square               Larchmont          2000        N/A         Fee

NORTH CAROLINA
Cary Plaza                   Cary               2000        N/A         Fee
Magnolia Plaza               Morganton          2000        N/A         Fee

OHIO
Pickaway Crossing            Circleville        2000        N/A         Fee

PENNSYLVANIA
550 W. Germantown Pike       Plymouth Meeting   2002        N/A         Fee
555 Scott Street             Wilkes-Barre       1997        N/A         Fee
69th Street Plaza            Upper Darby        2000        1994        Fee

Barn Plaza                   Doylestown         2000        2002        Fee

Bensalem Square              Bensalem           2000        1983        Fee
Bethlehem Square             Bethlehem          2000        1994        Fee

Bradford Mall                Bradford           2000        N/A       Fee (2)

Bristol Commerce             Bristol            2000        2003        Fee

Chesterbrook Village         Wayne              1997        1995        Fee
Collegeville                 Collegeville       1998        1994        Fee

Chalfont Village             New Britain        1999        N/A         Fee
Cherry Square                Northampton        1999        N/A         Fee
County Line Plaza            Souderton          1997        1998        Fee

Danville Plaza               Danville           1997        1987        Fee
Dickson City                 Dickson City       1997        1990        Fee
Franklin Center              Chambersburg       2000        N/A         Fee

                                                    Acme (2004/2044),
                                                    Pep Boys (2015/2020)
Lakewood Plaza                  203,699      99.34  Shop Rite Supermarkets (2010/2030),
                                                    Consolidated Stores (2007/2012)
Marlton Shopping Center-        157,228     100.00  T.J. Maxx (2011/2026)
Phase I                                             DSW (2011/2031),
Marlton Shopping Center-        154,066      98.71  Burlington Coat Factory (2007/2032),
Phase II                                            Home Goods (2006/2021)
Ocean Heights                    59,000     100.00  Shoprite (2034/2054) (11)
Rio Grande Plaza                138,747      97.71  JC Penney (2012/2042),
                                                    Peebles (2012/2032),
                                                    Sears (2006/2026)
Springfield Shoprite             32,209     100.00  Shoprite Supermarket (2023/2053)

Suburban Plaza                  244,718      23.26

NEW YORK
A & P Mamaroneck                 24,978     100.00  Great Atlantic & Pacific (2006/2016)
The Mall at Cross County        263,571     100.00  National Wholesale Liquidators
                                                    (2012/2032),
                                                    TJ Maxx (2004/2014),
                                                    Kids R Us (2008/2018) (1),
                                                    Home Goods (2010/2025),
                                                    The Sports Authority (2010/2025),
                                                    Circuit City (2018/2038)
Campus Plaza                    160,646      92.10  Olum's of Binghamton (2016/2026)
                                                    Staples (2013/2028)
Highridge                        88,501     100.00  Pathmark (2013/2028)
North Ridge                      42,131      92.62  Harmon Cosmetics (2007/2017),
                                                    NRHMC (2011/2016)
Port Washington                  19,600     100.00  North Shore Farms (2003/2028)

Village Square                   17,028      94.71  Trader Joe's (2009/2024)

NORTH CAROLINA
Cary Plaza                       60,702      93.32  Food Lion (2010/2030) (6)
Magnolia Plaza                  104,539      98.57  Ingles Supermarket (2007/2062)

OHIO
Pickaway Crossing               127,130     100.00  Wal Mart (2009/2039)

PENNSYLVANIA
550 W. Germantown Pike            2,650       0.00  Commerce Bank (2024/2044) (12)
555 Scott Street                  8,400     100.00  Pet Supplies Plus (2005)
69th Street Plaza                42,500      36.47  National Wholesale Liquidators
                                                    (2014/2028) (12)
Barn Plaza                      237,688     100.00  Marshalls (2009/2024),
                                                    Regal Cinemas, Inc. (2018/2027),
                                                    Kohl's (2024/2054)
Bensalem Square                  72,148     100.00  Pathmark (2009/2039)
Bethlehem Square                389,450     100.00  TJ Maxx (2006/2021),
                                                    Home Depot (2010/2040),
                                                    Giant Food Store (2010/2030),
                                                    Wal-Mart (2007/2027)
Bradford Mall                   290,375      59.60  Kmart (2004/2049) (2),
                                                    Consolidated Stores (2007/2017),
                                                    Peebles (2019/2029) (12)
Bristol Commerce                278,771      94.29  Superfresh (2008/2038),
                                                    Wal-Mart (2013/2063)
Chesterbrook Village            122,316      90.37  Genuardi Markets (2010/2030)
Collegeville                    110,696     100.00  Acme (2008/2038),
                                                    Annie Sez (2007/2017)
Chalfont Village                 46,051     100.00  Better Bodies of Chalfont (2005/2013)
Cherry Square                    75,005     100.00  Redners Supermarket (2016/2036)
County Line Plaza               175,079      99.43  Woolco, Inc. (2007/2017) (1) (3),
                                                    Clemens Markets (2007/2027)
Danville Plaza                   24,052      96.41  CVS Pharmacy (2007/2027)
Dickson City                     47,224      69.51  Office Max (2007/2017)
Franklin Center                 175,492      70.24  Food Lion (2010/2030),

Gilbertsville                Gilbertsville      1998        N/A         Fee
MacArthur Road               Whitehall          2000        N/A         Fee
New Holland Plaza            New Holland        1998        N/A         Fee
Mount Carmel Plaza           Glenside           1997        N/A         Fee
North Penn Marketplace       Upper Gwynedd      1998        N/A         Fee

Park Hills Plaza             Altoona            2000        1996        Fee

Pilgrim Gardens              Drexel Hill        2000        N/A         Fee
Street Road                  Bensalem           2000        1995        Fee

The Shoppes at Valley Forge  Phoenixville       2000        2002        Fee

Valley Fair                  Tredyffrin         2000        2001        Fee

Village at Newtown           Newtown            1998        N/A         Fee

Village West                 Allentown          2001        N/A         Fee

Whitehall Square             Whitehall          2000        2001        Fee

Whitemarsh                   Conshohocken       1997        2002        Fee
Woodbourne Square            Langhorne          1997        N/A         Fee

RHODE ISLAND
Wampanoag Plaza              East Providence    2000        N/A         Fee

SOUTH CAROLINA
East Main Centre             Spartanburg        2000        2000        Fee

Park Centre                  Columbia           2000        2000        Fee

TENNESSEE
Meeting Square               Jefferson City     2000        N/A         Fee

VIRGINIA
Culpeper Town Mall           Culpeper           2000        1999        Fee

Marumsco-Jefferson Plaza     Woodbridge         2000        N/A         Fee

Statler Crossing             Staunton           2000        N/A         Fee

OFFICE BUILDINGS
NEW JERSEY
Springfield Office Building  Springfield        2003        N/A         Fee
PENNSYLVANIA
Plymouth Plaza               Plymouth Meeting   1997        1994        Fee

  Total income-producing
      properties

PROPERTY HELD FOR SALE

Coral Hills                  Capitol Heights    2000        N/A         Fee

  Totals

                                                    Lowe's (2010/2019) (1)
Gilbertsville                    85,748     100.00  Weis Markets (2009/2019)
MacArthur Road                   50,856      96.09  Frank's Nursery (2012/2032)
New Holland Plaza                65,730      88.74  Amelia's Market (2010/2020),
Mount Carmel Plaza               14,504      94.14  Dollarland (2007/2017)
North Penn Marketplace           57,898     100.00  Weis Markets (14)
                                                    Eckerd Drugs (2008/2018)
Park Hills Plaza                279,856      99.30  Weis Market (2022/2037),
                                                    Dunham's Sporting Goods (2005/2015),
                                                    Toys R Us (2015/2035),
                                                    Staples (2010/2025),
                                                    Superpetz (2005/2015)
Pilgrim Gardens                  83,358      96.94  Loehmann's (2008/2013) (13)
Street Road                      67,056      62.72  Subzi Mandi Cash and Carry
                                                    (2011/2016)
The Shoppes at Valley Forge     178,326      89.28  French Creek Outfitters (2005/2020),
                                                    Staples (2011/2026),
                                                    Redners Supermarket (2023/2030)
Valley Fair                     110,300      94.96  Oskar Huber Furniture (2011/2026)
                                                    Chuck E. Cheese (2010/2025)
Village at Newtown              177,032      97.74  Genuardi Markets (2008/2028),
                                                    Zainy Brainy (2005/2015) (13)
Village West                    133,611      98.50  Giant Supermarket (2019/2039),
                                                    CVS (2019/2029)
Whitehall Square                298,023      80.21  Stop & Shop (2006/2024) (10),
                                                    The Sports Authority (2006/2036),
                                                    Kids R Us (2007/2027)
Whitemarsh                       67,478     100.00  Clemens Markets (2022/2031)
Woodbourne Square                29,876      99.90

RHODE ISLAND
Wampanoag Plaza                 242,162      74.98  Shaw's Drugstores (2006/2016) ,
                                                    Marshalls (2006/2006),
                                                    Savers/TVI, Inc. (2010/2025)

SOUTH CAROLINA
East Main Centre                190,686      84.42  Wal Mart (2009/2034) (1),
                                                    Tractor Supply (2015/2030)
Park Centre                     226,705     100.00  Wal Mart (2009/2039) (4),
                                                    Piggly Wiggly (2012/2027),
                                                    Steinmart (2010/2030)

TENNESSEE
Meeting Square                   92,968     100.00  Wal Mart (2009/2039) (1),
                                                    Food Lion (2009/2039)

VIRGINIA
Culpeper Town Mall              137,564      89.87  Tractor Supply (2012/2022),
                                                    Food Lion (2019/2029)
Marumsco-Jefferson Plaza        319,521      73.90  Giant Food Store (2004/2024),
                                                    Peebles (2004/2010),
                                                    Consolidated Stores, Inc. (2007/2017)

Statler Crossing                166,944      94.49  Wal Mart (2009/2034) (5),
                                                    Rack `N Sack (2013/2028) (1)

OFFICE BUILDINGS
NEW JERSEY
Springfield Office Building      14,304     100.00  Village Supermarkets, Inc. (2025/2055)
PENNSYLVANIA
Plymouth Plaza                   30,027      99.32  Kramont Realty Trust (2004)
                             ----------  ---------

  Total income-producing
      properties             10,685,153      88.86

PROPERTY HELD FOR SALE

                                                    Shoppers Food Warehouse
Coral Hills                      82,550      90.01  (2009/2029), CVS (2008/2018) (8)
                             ----------  ---------

  Totals                     10,767,703      88.87%
                             ==========  =========

         Footnotes:    (1)  Includes space for which rent is being paid but is
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

                       (3) Lease is with Woolco, Inc. Sublease is with Kimsworth, Inc.

                       (4) Lease is with Wal-Mart Stores, Inc. Sublease is with Resource Bancshares Mortgage Group

                       (5) Lease is with Wal-Mart Stores, Inc. Sublease is with Fisher Auto Parts, Inc.

                       (6) Lease is with Food Lion, Inc. Sublease is with Damaged Freight.

                       (7) Lease is with Wal-Mart Stores, Inc. Sublease is with Bealls, Inc.

                       (8)  Lease is with CVS. Sublease is with Fashion
                            Warehouse.

                       (9) Lease is with Food Lion. Sublease is with Carriage House Furniture.

                       (10) Lease is with Stop & Shop. Space is subdivided and
                            there are subleases with Raymour and Flannigan Furniture and Ross Dress for Less.

                       (11) New lease will commence in 2004 as part of
                            development of a new shopping center.

                       (12) Rent will commence in 2004 and is not included in
                            occupancy rates as of December 31, 2003.

                       (13) Operating in bankruptcy.

                       (14) Tenant occupies space not owned by the Company and
                            is not included in the gross leasable area of the shopping center.

ITEM 3. LEGAL PROCEEDINGS

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of beneficial interest (the "Common Shares") are listed for trading on the New York Stock Exchange under the symbol "KRT". The following table sets forth the high and low sales prices per Common Share and the distributions per Common Share which were declared by Kramont for each quarter during the past two years.

                         Kramont
                       Market Price
                       ------------
                     High          Low       Distributions Declared
                     ----          ---       ----------------------
2003

First Quarter      $   15.87    $   14.25    $                 .325
Second Quarter         17.20        14.95                      .325
Third Quarter          17.82        16.40                      .325
Fourth Quarter         18.80        16.76                      .325
                                             ----------------------

                                             $                 1.30
                                             ======================

2002

First Quarter      $   14.26    $   12.35    $                 .325
Second Quarter         16.25        13.24                      .325
Third Quarter          15.94        11.10                      .325
Fourth Quarter         15.75        12.51                      .325
                                             ----------------------

                                             $                 1.30
                                             ======================

The Company has paid regular quarterly cash distributions on its common stock and common shares of beneficial interest since it commenced operations. Future distributions paid by the Company will be at the discretion of the Board of Trustees and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deem relevant.

As of March 1, 2004, there were 24,069,925 Common Shares outstanding, and the approximate number of holders of record of the Common Shares was 2,200. The Company owns 24,069,925 Common OP Units in Kramont OP representing the sole general partnership interest and 93.57% of the limited partnership interests in Kramont OP. The Company indirectly owns 9,416,754 units of limited partnership (also called "OP Units") in Montgomery OP representing a 99.87% partnership interest in Montgomery OP and owned 100% of its sole general partner. The holders of substantially all of the remaining OP Units have the right to require Kramont OP or Montgomery OP, as the case may be, to redeem their OP Units. However, upon a holder giving notice of the exercise of this right, the Company has the right to acquire such holder's OP Units in exchange for cash or, if certain conditions are satisfied, an equal number of Kramont Common Shares.

Securities Authorized For Issuance Under Equity Compensation Plans

     The following table provides certain information regarding the securities authorized for issuance under the Company's equity compensation plans, as of December 31, 2003.

                                         Number of Securities to                             Number of Securities
                                             be Issued Upon           Weighted-Average       Remaining Available
                                        Exercise of Outstanding       Exercise Price of      for Future Issuance
                                         Options, Warrants and      Outstanding Options,        Under Equity
                                                Rights              Warrants and Rights     Compensation Plans (3)
           Plan Category                         (a)                        (b)                       (c)
------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
shareholders (1)                                         389,528    $              14.35                 3,075,750

                                         Number of Securities to                             Number of Securities
                                             be Issued Upon           Weighted-Average       Remaining Available
                                        Exercise of Outstanding       Exercise Price of      for Future Issuance
                                         Options, Warrants and      Outstanding Options,        Under Equity
                                                Rights              Warrants and Rights     Compensation Plans (3)
           Plan Category                         (a)                        (b)                       (c)
------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by shareholders (2)                                   -                       -                         -
                                        ------------------------    --------------------    ----------------------
Total                                                    389,528    $              14.35                 3,075,750
                                        ========================    ====================    ======================

(1) The equity compensation plans which were approved by the Company's shareholders are the 1992 Employee Share Plan, the 1992 Trustee Share Option Plan, 1995 Incentive Plan, the Kramont Realty Trust Executive Stock Option Plan, the Kramont Realty Trust 1997 Stock Option Plan, the Kramont Realty Trust Non-Employee Director 1998 Stock Option Plan, and the Kramont Realty Trust 2000 Incentive Plan.

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

                                                              Years Ended December 31,
                                                      (dollars in millions, except share data)
                                      2003              2002              2001            2000 (a)           1999
                                 --------------------------------------------------------------------------------------
Revenues
  Rent                           $        108.5    $        101.8    $         98.8    $         65.1    $         25.3
  Interest and Other                        4.4               5.4               6.0               9.5               8.0
                                 --------------    --------------    --------------    --------------    --------------

Total Revenues                   $        112.9    $        107.2    $        104.8    $         74.6    $         33.3
                                 ==============    ==============    ==============    ==============    ==============

Income from continuing
  operations                     $         18.3    $         17.0    $         17.2    $         12.8    $          7.2
                                 ==============    ==============    ==============    ==============    ==============

Income from discontinued
  operations                     $          5.0    $          1.0    $          8.6    $           .6    $            -
                                 ==============    ==============    ==============    ==============    ==============

Income before preferred
  distribution                   $         23.3    $         18.0    $         25.8    $         17.6    $          7.2
                                 ==============    ==============    ==============    ==============    ==============

Income to common
  shareholders                   $         16.5    $         11.0    $         18.3    $         13.4    $          7.2
                                 ==============    ==============    ==============    ==============    ==============

Funds From Operations
  (FFO) (b)                      $         32.5    $         27.0    $         28.5    $         22.7    $         10.8
                                 ==============    ==============    ==============    ==============    ==============

Per common share:

Income to common shareholders,
basic                            $          .70    $          .54    $          .97    $          .97    $          .91
                                 ==============    ==============    ==============    ==============    ==============
Income to common shareholders,
diluted                          $          .69    $          .54    $          .97    $          .97    $          .91
                                 ==============    ==============    ==============    ==============    ==============

  Dividends declared             $         1.30    $         1.30    $         1.30    $         1.27    $         1.16
                                 ==============    ==============    ==============    ==============    ==============

Weighted average common
shares outstanding, basic            23,757,692        20,380,949        18,803,535        13,857,409         7,966,621
                                 ==============    ==============    ==============    ==============    ==============

Weighted average common
shares outstanding, diluted          23,811,799        20,401,095        18,815,657        13,858,427         7,966,621
                                 ==============    ==============    ==============    ==============    ==============

At Year End:
Total assets                     $        810.7    $        779.3    $        769.2    $        764.0    $        257.8
                                 ==============    ==============    ==============    ==============    ==============

Borrowings                       $        451.1    $        480.5    $        510.2    $        500.3    $        156.3
                                 ==============    ==============    ==============    ==============    ==============

Beneficiaries equity:
  Total                          $        313.8    $        253.9    $        219.0    $        225.2    $         77.6
                                 ==============    ==============    ==============    ==============    ==============

Net cash provided by operating
activities                       $         38.2    $         38.3    $         30.6    $         21.2    $         11.8
                                 ==============    ==============    ==============    ==============    ==============

Net cash provided by (used in)
investing activities             $        (17.2)   $        (14.1)   $          5.7    $         22.9    $         (1.4)
                                 ==============    ==============    ==============    ==============    ==============

Net cash used in financing
activities                       $        (29.2)   $        (16.9)   $        (37.5)   $        (37.2)   $        (10.7)
                                 ==============    ==============    ==============    ==============    ==============

(a) On June 16, 2000, Kramont acquired its assets through the merger of CV Reit and Kranzco into Kramont. See Item 7. Management's Discussion and Analysis of Results of Operation and Financial Condition and Note 1 to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data.

(b) Funds From Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts (NAREIT), consists of net income (computed in accordance with generally accepted accounting principles) before depreciation and amortization of real property, extraordinary items and gains and losses on sales of real estate. Please refer to
         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for the calculation of FFO.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto in Item 8. Financial Statements and Supplementary Data (collectively, the "financial statements").

                              RESULTS OF OPERATIONS

                                   NET INCOME

                              2003 Compared to 2002

For the year ended December 31, 2003, net income to holders of Common Shares was $16.5 million or $.69 per diluted weighted average common share compared to $11 million or $.54 per diluted weighted average common share for the year ended December 31, 2002. The discussion below highlights the major components which caused the increase in net income.

For the year ended December 31, 2003, rent and other revenue and operating expenses increased by $6.1 million and $4.4 million, respectively (a net rental income increase of $ 1.7 million). The rent revenue increase is primarily due to increased rentals in the existing portfolio in the amount of $4 million and $3.1 million in rents from the acquisition of six income-producing properties, one on April 26, 2002, three on April 3, 2003, one on July 24, 2003 and one on July 25, 2003, offset by the loss of rent from tenant bankruptcies in the amount of $1 million. Operating expenses increased during the twelve months ended December 31, 2003, primarily due to an increase in snow removal costs in 2003 in the amount of $2.3 million, an increase in general maintenance expense in the amount of $360,000, an increase in insurance expense in the amount of $480,000, an increase in utility expense in the amount of $420,000, an increase in real estate taxes in the amount of $300,000, and additional operating expense of $560,000 as a result of the purchase of the six income-producing properties.

Management fees increased by $72,000 in 2003 as a result of the Company entering into an exclusive management and leasing agreement (through its wholly owned management company) with the Tower joint venture on July 25, 2003.

Interest income decreased by $425,000 during 2003, $270,000 of which is attributable to a reduction on the balance of the Company's mortgage notes receivable due to scheduled repayments of principal and a decrease in interest income on the Company's cash deposits in the amount of $155,000 due to lower interest rates. The Company's mortgage notes receivables are long term and require self-amortizing payments through 2012.

Interest expense decreased by $3 million during 2003, primarily as a result of a decrease in interest paid on the Company's variable rate debt of $1.1 million, a decrease in interest expense in the amount of $1.8 million as a result of the refinancing of the Company's $181.7 million fixed rate real estate mortgage loan that matured on June 20, 2003, and a decrease of $600,000 due to lower debt balances, offset by an increase in interest expense of $500,000 due to the assumption of debt in the acquisition of two income-producing properties on July 24, 2003 and July 25, 2003.

Depreciation and amortization increased by $1.8 million, primarily due to additional expense of $1.3 million as a result of capital expenditures in the current year and a full year of depreciation on 2002 capital expenditures, and the additional expense of $525,000 as a result of the acquisition of six income-producing properties.

General and administrative expenses increased by $1.4 million, principally due to higher payroll related expenses in the amount of $950,000 as a result of additional personnel, increased salaries, higher performance related bonuses, and higher expense for the amortization of restricted share compensation. In addition, the Company incurred increased expenses of $300,000 due to the implementation of a corporate marketing program, an increase in information technology expense of $90,000, and an increase in legal fees in the amount of $90,000.

Income from discontinued operations was $5 million for 2003 compared to $1 million for 2002. The 2003 amount consisted of a gain from the sale of real estate in the amount of $4.3 million and income from the operations of properties sold and properties held for sale of $1.1 million. The 2003 amount includes the income from properties sold in 2003 as well as properties held for sale. The 2002 amount consisted of a loss from the sale of real estate in the amount of $45,000 and income from the operations of properties sold and properties held for sale of $1.1 million. The 2002 amount includes the income from properties sold in 2002 and 2003, as well as the properties held for sale.

Preferred share distributions decreased by $272,000 due to the Company's purchase of all 11,155 outstanding Series A-1 Increasing Rate Cumulative Convertible Preferred Shares on May 15, 2002.

                              2002 Compared to 2001

For the year ended December 31, 2002, net income to holders of Common Shares was $11 million or $.54 per diluted weighted average common share compared to $18.3 million or $.97 per diluted weighted average common share for the year ended December 31, 2001. The discussion below highlights the major components which caused the decrease in net income.

For the year ended December 31, 2002, rent and other revenue and operating expenses increased by $2.7 million and $2 million, respectively (a net rental income increase of $700,000). The rent revenue increase is primarily due to increased rentals in the existing portfolio in the amount of $1 million and $3.3 million in rents from the acquisition of two shopping centers on December 27, 2001 and April 26, 2002, offset by the loss of rent from tenant bankruptcies in the amount of $1.6 million. Operating expenses increased during the twelve months ended December 31, 2002, primarily due to the purchase of two shopping centers which amounted to $600,000, an increase in real estate tax expense in the amount of $800,000, and an increase in on-site management expense in the amount of $600,000.

Interest income decreased by $430,000 during 2002, of which $240,000 was attributable to a reduction on the balance of the Company's mortgage notes receivable due to scheduled repayments of principal and a decrease in interest income on the Company's cash deposits in the amount of $190,000 due to lower interest rates. The Company's mortgage notes receivables are long term and require self-amortizing payments through 2012.

Interest expense decreased by $772,000 during 2002, primarily as a result of a decrease in interest paid on the Company's variable rate debt of $920,000, $1.2 million resulting from the repayment of borrowings, offset by an increase in interest of $960,000 due to the assumption of debt in the acquisition of a shopping center on December 27, 2001 and $335,000 expense due to the write-off of deferred finance costs due to the prepayment of a credit facility in December, 2002.

Depreciation and amortization increased by $1.5 million, primarily due to additional expense of $1 million as a result of capital expenditures in 2002 and a full year of depreciation on 2001 capital expenditures, and the additional expense of $500,000 as a result of the acquisition of two shopping centers on December 27, 2001 and April 26, 2002.

General and administrative expenses decreased by $353,000, principally due to a decrease in performance related bonuses offset by an increase in the amortization of restricted shares.

Income from discontinued operations was $1 million for 2002 compared to of $8.6 million for 2001. The 2002 amount consisted of a loss from the sale of real estate in the amount of $45,000 and income from the operations of properties sold and properties held for sale of $1.1 million. The 2002 amount includes the income from properties sold in 2002 as well as properties held for sale. The 2001 amount consisted of a gain from the sale of real estate in the amount of $5.1 million and income from the operations of properties sold and properties held for sale of $4.1 million. The 2001 amount includes the income from properties sold in 2001 and 2002, as well as the properties held for sale.

Preferred share distributions decreased by $444,000 due to the Company's purchase of all 11,155 outstanding Series A-1 Increasing Rate Cumulative Convertible Preferred Shares on May 15, 2002.

                              FUNDS FROM OPERATIONS

The following schedule reconciles FFO to net income for the years presented (in thousands):

                                                   2003        2002        2001
                                                 --------    --------    --------
Income to common shareholders                    $ 16,538    $ 10,951    $ 18,260
Depreciation and amortization of real property
(including unconsolidated affiliates) (1) (2)      17,794      16,036      14,998
(Gain) loss on sale of real estate (3)             (1,879)         42      (4,754)
                                                 --------    --------    --------
FFO                                              $ 32,453    $ 27,029    $ 28,504
                                                 ========    ========    ========

(1)  Net of minority interests of $1,255, $1,313, and $1,042, respectively.

(2) Depreciation related to unconsolidated affiliates of $338, $192, and $170, respectively.

(3) Net of amounts attributable to minority interests of ($132), $3 and ($337), respectively.

The Company believes that FFO should be considered in conjunction with net income, as presented in the statements of operations. The Company believes that FFO is an appropriate measure of operating performance because real estate depreciation and amortization charges are not meaningful in evaluating the operating results of the Company's properties and extraordinary items and the gain on the sale of real estate would distort the comparative measurement of performance and may not be relevant to ongoing operations. However, FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to either net income as a measure of the Company's operating performance or to cash flows from operating activities as an indicator of liquidity or cash available to fund all cash flow needs. Since all companies do not calculate FFO in a similar fashion, the Company's calculation, presented above, may not be comparable to similarly titled measures reported by other companies. Please refer to Item 6, Selected Financial Data, Note b.

                         LIQUIDITY AND CAPITAL RESOURCES

Consolidated Statements of Cash Flows

Unrestricted cash and cash equivalents were $8.3 million, $16.5 million, and $9.2 million at December 31, 2003, 2002, and 2001, respectively.

Net cash provided by operating activities, as reported in the consolidated statements of cash flows decreased to $38.2 million in 2003 from $38.3 million in 2002 and increased from $30.6 million in 2001. The decrease in cash flows from operating activities from 2002 to 2003 is primarily due to an decrease in accounts payable and other liabilities of $500,000 in 2003 compared to a increase in accounts payable and other liabilities of $4.8 million in 2002, offset by an increase in accounts receivable and other assets of $200,000 in 2003 compared to an increase in accounts receivable and other assets of $3.9 million in 2002.

Net cash used in investing activities amounted to $17.2 million in 2003, which increased from net cash used in investing activities of $14.1 million in 2002, and net cash provided by investing activities of $5.7 million in 2001. The 2003 amounts reflect $14.1 million used in the acquisitions of a shopping center and an office building in Springfield, New Jersey, a shopping center and sixteen acres of land in Somers Point, New Jersey, a shopping center in Orange, Connecticut, and a shopping center in Vestal, New York. The 2003 amounts also reflect $18.3 million used for capital improvements and $6 million used in the investment in the Tower joint venture offset by $2.3 million of collections on mortgage notes receivable and $17.4 million of proceeds from the sales of an out-parcel in Bensalem, Pennsylvania, twenty-eight acres of unimproved land in Miramar, Florida, nine acres of unimproved land in Dania, Florida, an office building in West Palm Beach, Florida, a shopping center in Phillipsburg, New Jersey, a leasehold interest in a free-standing building in Orange, Connecticut, and a free standing building in Woodbridge, Virginia. The 2002 amounts reflect $9.8 million used for the acquisition of a shopping center in Killingly, Connecticut and a free-standing building in Plymouth Meeting, Pennsylvania, and $9.7 million used for capital improvements, offset by $2 million of collections on mortgage notes receivable and $2.6 million of proceeds from the sale of a free-standing building in Frederick, Maryland and a shopping center in Columbus, Mississippi. The

2001 amounts reflect $1.9 million of collections of mortgage notes receivable and $17.3 million of proceeds from the sale of three shopping centers in Baltimore, Maryland, Brookhaven, Mississippi, and Frederick, Maryland, partially offset by $13.9 million of capital improvements and $234,000 used for the purchase of a shopping center in Allentown, Pennsylvania.

Net cash used in financing activities amounted to $29.2 million in 2003, $16.9 million in 2002, and $37.5 million in 2001. The 2003 amounts consist of cash distributions of $37.5 million to shareholders, cash distributions of $2.2 million to minority interests, $50.4 million of net repayment of borrowings, and $2.9 million of deferred finance costs, partially offset by $62.4 million of proceeds from the issuance of new common shares of beneficial interest under its Shelf Registration and $1.3 million of proceeds from the issuance of common shares of beneficial interest as a result of the exercising of options. The 2002 amounts consist of cash distributions of $33.4 million to shareholders, cash distributions of $2.1 million to minority interests, $29.7 million of net repayment of borrowings, $6.1 million used for the purchase of 11,155 shares of Preferred Series A-1 shares of beneficial interest, and $3 million of deferred finance costs, partially offset by $56.7 million of proceeds from the issuance of new common shares of beneficial interest under its Shelf Registration and $635,000 of proceeds from the issuance of common shares of beneficial interest as a result of the exercising of options. The 2001 amounts consist of cash distributions of $32 million to shareholders, cash distributions of $1.7 million to minority interests, $4.1 million of net repayment of borrowings, and $561,000 of deferred finance costs, partially offset by $862,000 of proceeds from the issuance of common shares of beneficial interest as a result of the exercising of options.

Contractual Obligations and Commitments

At December 31, 2003, the Company's contractual obligations and commitments are as follows:

                                                          Payments Due by Period
                                                              (in thousands)
                                 Total    Less than 1 year    1-3 years    3-5 years    More than 5 years
Long-Term Debt Obligations       $451.1         $58.6           $37.2       $103.9           $251.4
Purchase of Shopping Center
Obligation                         19.8          19.8               -            -                -
Interest on Long-Term Debt
Obligations                       176.9          26.7            48.7         40.9             60.6

Borrowings

At December 31, 2003, the Company's ability to borrow under lines of credit is as follows:

                            Commitment expiration per period
                                    (in thousands)
Total amounts available      1 year             2 to 3 years
-----------------------     --------            ------------
        $  74.9             $    6.7             $    68.2

Borrowings consist of $444.7 million of fixed rate indebtedness, with a weighted average interest rate of 6.75% at December 31, 2003, and $6.4 million of variable rate indebtedness with a weighted average interest rate of 3.11% at December 31, 2003. The borrowings are collateralized by a substantial portion of the Company's real estate and the Recreation Notes. The Company expects to refinance certain of these borrowings, at or prior to maturity, through new mortgage loans on real estate. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancing can be achieved.

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

Effective December 20, 2002, the Company entered into a loan agreement (the "Loan Agreement") with Fleet National Bank, N.A. on its own behalf and as agent for certain other banks providing for a credit facility (the "Credit Facility"). As of December 30, 2002, the date of the initial funding, the maximum amount of the Credit Facility was then $100 million and the maximum amount the Company could borrow was $68 million based on the current collateral. The maximum amount of the Credit Facility was increased to $125 million on March 19, 2003, under the terms and conditions of the Loan Agreement. The Borrowing Base available to Kramont OP under the Credit Facility is subject to increase or decrease from its current amount pursuant to the terms of the Loan Agreement. The Credit Facility is a revolving line of credit with a term of three years and is secured by guarantees by the Company and those of its subsidiaries who have provided mortgages to the lenders, sixteen first mortgages on shopping centers and a first priority security interest in the membership interests and partnership interests of the subsidiary entities. The Credit Facility contains various financial covenants that must be observed. The Company was in compliance with these covenants at December 31, 2003. Credit Facility borrowings bear interest at the Borrower's election of (a) at the prime rate or the prime rate plus 25 basis points based on the leverage ratio of the Company's and Kramont OP's total debt and liabilities to its total asset value, or (b) London InterBank Offered Rate ("LIBOR") plus 175 to 225 basis points based on such ratio. Interest rates may be set for one, three or six-month periods. Advances under the Credit Facility may be used for general corporate purposes and, among other purposes, to fund acquisitions, repayment of all or part of outstanding indebtedness, expansions, renovations, financing and refinancing of real estate, closing costs and for other lawful purposes. Additional provisions include arrangement and commitment fees of up to $1.1 million, and a fee applicable on the unused portion of the maximum Credit Facility amount. The $68 million received on December 30, 2002 was used to pay outstanding debt, including a portion of the amount outstanding under the Company's credit facility with GMAC Commercial Mortgage which matured in August, 2003. The outstanding balance on the Credit Facility was approximately $2 million as of December 31, 2003. Based on the current collateral the Company can borrow an additional $68.2 million as of December 31, 2003.

In 1998, the Company obtained a $65.9 million fixed rate mortgage from Salomon Brothers Realty Corp. This loan is secured by a first mortgage on nine properties acquired by the Company in September 1998. The mortgage loan bears a fixed interest rate of 7% per annum and requires monthly payments of interest and principal based on a 30-year amortization. The loan matures on October 1, 2008. The outstanding balance on the mortgage was approximately $62.3 million as of December 31, 2003. Pursuant to the mortgage loan, the Company is required to make monthly escrow payments for the payment of tenant improvements and repair reserves.

In addition, the Company has twenty-six mortgage loans outstanding as of December 31, 2003 which were primarily assumed in connection with various acquisitions of certain shopping centers. These mortgage loans have maturity dates ranging from 2004 through 2028. Twenty-three of the twenty-six mortgage loans have fixed interest rates ranging from 5.15% to 9.38%. The outstanding principal balance on these mortgage loans at December 31, 2003 was approximately $177.7 million. The remaining three mortgage loans, in the aggregate amount of $4.4 million at December 31, 2003, have variable rates ranging from 2.72% to 6.88%.

The Company has $14.6 million of borrowings consisting of Collateralized Mortgage Obligations, net of unamortized discount, with a fixed effective interest rate of 8.84% which are collateralized by the Recreation Notes and require self-amortizing principal and interest payments through March 2007.

On July 12, 2001, the Company established a secured line of credit in the amount of $3.2 million with Wachovia Bank, N.A. This line is secured by a shopping center and has an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 1.8%. The line of credit matures on October 31, 2004. No amounts were outstanding at December 31, 2003 on this line of credit.

The Company has a line of credit with Wilmington Trust of Pennsylvania in the amount of $3.5 million secured by two shopping centers with an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 1.8%. The line of credit matures on June 30, 2004. At December 31, 2003, there was no outstanding balance on this line of credit.

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

On May 16, 2002, under the Shelf Registration, the Company sold 2.3 million of its common shares of beneficial interest to certain investment advisory clients of Cohen & Steers Capital Management, Inc. for net proceeds of $31.3 million. The Company used $6.1 million for the purchase of Series A-1 Preferred Shares, $8.4 million for the purchase of a shopping center in Killingly, Connecticut, $1.1 million for the purchase of a free standing building in Plymouth Meeting, Pennsylvania, and paid down debt in the amount of $8 million. The Company used the balance of the proceeds for acquisitions, debt reductions, and other corporate purposes.

On December 31, 2002, under the Shelf Registration, the Company sold 1.8 million of its common shares of beneficial interest to Teachers Insurance and Annuity Association of America and certain investment advisory clients of Kensington Investment Group, Inc. and Teachers Advisors, Inc. for net proceeds of $25.5 million. The Company used $25 million to pay down the Credit Facility. The Company used the balance of the proceeds for general corporate purposes.

On January 2, 2003, under the Shelf Registration, the Company sold 280,000 of its common shares of beneficial interest to Teachers Insurance and Annuity Association of America for net proceeds of $4 million. The Company used $4 million to pay down the Credit Facility.

On December 30, 2003, under the Shelf Registration, the Company sold 2,400,000 of its 8.25% Series E Cumulative Redeemable Preferred Shares to a number of mutual funds and other purchasers for net proceeds of approximately $58.5 million. The Company used approximately $41.3 million to redeem the Company's 9.5% Series D Cumulative Redeemable Preferred shares of beneficial interest on January 30, 2004 and the balance will be used for general corporate purposes.

Subsequent Events

On January 30, 2004, the Company redeemed all of its outstanding 9.5% Series D Cumulative Redeemable Preferred Shares of beneficial interest for $25.00 per share plus accrued and unpaid distributions though January 30, 2004 of $0.066 per share.

In connection with the redemption of the 9.5% Series D Cumulative Redeemable Preferred Shares of beneficial interest, the Company's first quarter 2004 results will reflect a non-recurring reduction in Income to common shareholders of approximately $17.7 million or $0.69 per common share. This reduction will be taken in accordance with the July 31, 2003 Securities and Exchange Commission interpretation of FASB-EITF Topic D-42 ("The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock"). Under this interpretation, the difference between the carrying amount of the shares and the redemption price must be recorded as a reduction in Net Income Attributable to Common Shareholders and, therefore, will impact Earnings Per Share and Funds From Operations per share

On February 27, 2004 under the Shelf Registration, the Company sold 400,000 of its 8.25% Series E Cumulative Redeemable Preferred Shares to certain investment advisory clients of Cohen & Steers Capital Management, Inc. for net proceeds of $10.1 million. The Company will use the $10.1 million for general corporate purposes.

Acquisitions

On April 3, 2003, the Company completed the acquisition of two shopping centers, an office building and sixteen acres of land for development for approximately $13.2 million including transaction costs. The purchase included a 31,500 square foot Shop Rite Supermarket and a fully occupied 14,000 square foot office building in Springfield, New Jersey, a 54,000 square foot Shop Rite Supermarket, and an adjacent sixteen acres of land approved for development in Somers Point, New Jersey. The sixteen acres of land are currently under development. The properties were purchased using cash and the issuance of 386,153 common shares of beneficial interest. The Company has a future obligation to issue an additional 228,939 common shares of beneficial interest upon the satisfaction of certain conditions. The liability for these shares have been accrued in accounts payable and other liabilities.

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

Dispositions

The Company has determined that certain properties do not fit the Company's core portfolio. As a result, these properties have been sold, are under contract of sale, or are held for sale. The Company sold one office building, one shopping center, and vacant land in 2003. The Company also assigned its leasehold interest in a shopping center. On January 21, 2003, the Company sold a three acre out-parcel at its Bensalem Square shopping center in Bensalem, Pennsylvania. The Company received net cash proceeds of $670,000 and recognized a gain of approximately $600,000. On March 6, 2003, the Company sold a 28 acre parcel of unimproved land located in Miramar, Florida. The sale price for the land was $3.6 million with net proceeds of approximately $3.5 million and the Company recognized a gain of approximately $1.1 million. On May 2, 2003, the Company sold a nine acre parcel of unimproved land in Dania, Florida. The sale price for the land was $4.1 million with net proceeds of approximately $3.7 million and the Company recognized a gain of approximately $665,000. On September 2, 2003, the Company sold a 22,800 square foot office building in West Palm Beach, Florida. The sale price of the building was $1.5 million with net proceeds of approximately $1.2 million. The Company recognized a gain of approximately $675,000. On September 5, 2003, the Company sold a 221,000 square foot shopping center in Phillipsburg, New Jersey. The sale price of the shopping center was $7.8 million with net proceeds of approximately $7.6 million and the Company recognized a gain of approximately $1.1 million. On October 16, 2003, the Company sold a free standing building located in the Marumsco-Jefferson Plaza in Woodbridge, Virginia. The Company received net cash proceeds of $660,000 and recognized a gain of approximately $336,000. On October 16, 2003, the Company assigned its leasehold interest in a free standing building in Orange, Connecticut for net cash proceeds of $100,000 and recognized a loss of approximately $112,000.

Subsequent Events

On December 30, 2003, the Company signed a definitive agreement to acquire a shopping center for approximately $19.8 million in cash plus transaction costs. The shopping center is approximately 203,000 square feet and includes a 67,000 square foot Super Stop & Shop Supermarket. The transaction was completed on February 17, 2004.

                        TRANSACTIONS WITH RELATED PARTIES

Included in Mortgage Notes Receivable is a note due from Mr. Irwin Levy, in the amount of $8.5 million at December 31, 2003. This note bears interest at 13.25% and $1.2 million in interest income was recognized during 2003. The note was issued prior to the prohibitions on related party loans as stated in the Sarbanes-Oxley Act of 2002.

Since 1990, companies owned by Mr. Levy, a Trustee, and/or members of his family have leased, managed and operated the recreation facilities at the Century Villages in West Palm Beach, Deerfield Beach, and Boca Raton, which are collateral for certain notes the Company holds with an outstanding balance of $31.1 million (including the $8.5 million discussed above) at December 31, 2003. During 2003, through and including September 1, 2003, the Company leased approximately 4,600 square feet of office space to those companies and other companies controlled by Mr. Levy on a month-to-month basis and received approximately $35,000 for payment of rent, utilities, and operating expenses. On September 2, 2003, the office building containing the leased space was sold.

Mr. Louis P. Meshon, Sr., President, Chief Executive Officer and Trustee, and Patricia Meshon, his wife, in the aggregate, own 99% of the voting stock (a 5% equity interest) in Drexel Realty, Inc. ("Drexel"), the management company in which Montgomery CV Realty L.P. owns a 95% equity interest. Drexel manages three properties in which Mr. Meshon has ownership interests. These properties paid Drexel $259,300 for management and leasing services during 2003.

Mr. Milton S. Schneider, a Trustee, is the Chief Executive Officer of The Glenville Group ("Glenville"), a company involved in the development, ownership, and management of commercial and residential properties. The Company leases approximately 2,300 square feet of office space to Glenville in accordance with a five-year lease effective June 1, 1999 and expiring on May 31, 2004. Glenville paid the Company approximately $57,900 for payment of rent, electric and other operating expenses in 2003.

Related party transactions are more fully described in Note 6 to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data.

                          CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. Preparing our financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following paragraphs include a discussion of critical accounting policies. You should also review Note 1 to the consolidated financial statements (See Item 8. Financial Statements and Supplementary Data) for further discussion of significant accounting policies.

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

Properties Held for Sale

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of its carrying amount or fair value less cost to sell. SFAS 144 broadens the presentation of discontinued operations to include a component of a company. Under SFAS 144, an individual income-producing property is considered a component of the company. As a result, when assets are identified by the management and a plan for sale, as defined by SFAS 144, has been adopted, the Company estimates the fair value, net of selling costs, of such assets. Fair value is estimated using estimated selling price of each property based on various factors including discussions with potential buyers. If, in management's opinion, the fair value less costs to sell of the assets, which have been identified for sale, is less than the net carrying amount of the assets, the assets are written down. The Company's estimate of fair value of each property is based on economic and market conditions which are subject to change. Carrying amounts and subsequent declines or gains in fair value are recorded in results of operations in discontinued operations. If circumstances arise that the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified shall be measured at the lower of its carrying amount before the asset was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the asset been continuously classified as held and used or fair value at the date of the decision not to sell.

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

                    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in the Interpretation. FIN 46 expands existing accounting guidance regarding when a company should include in its financial statements the assets, liabilities, and activities of another entity. Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures. In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R"), a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. The Company believes that the adoption of FIN 46 will not have a material impact on the Company's financial position, results of operations or cash flows.

In July 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity ("SFAS 150"). SFAS 150 requires the shares that are mandatorily redeemable for cash or other assets at a specified or determinable date or upon an event certain to occur to be classified as liabilities, not as part of shareholders' equity. This pronouncement does not currently impact the Company's financial position, results of operations or cash flows.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary exposure to market risk is to changes in interest rates. The Company has both fixed and variable rate debt. The Company has $451.1 million of debt outstanding as of December 31, 2003, of which $444.7 million, or 98.6%, has been borrowed at fixed rates ranging from 5.15% to 9.38% with maturities through 2028. As these debt instruments mature, the Company typically refinances such debt at their existing market interest rates which may be more or less than interest rates on the maturing debt. Changes in interest rates have different impacts on the fixed and variable rate portions of the Company's debt portfolio. A change in interest rates impacts the net market value of the Company's fixed rate debt, but has no impact on interest incurred or cash flows on the Company's fixed rate debt. Interest rate changes on variable debt impacts the interest incurred and cash flows but does not impact the net market value of the debt instrument. Based on the variable rate debt of the Company as of December 31, 2003, a 100 basis point increase in interest rates would result in an additional $179,000 in interest incurred per year and a 100 basis point decline would lower interest incurred by $179,000 per year. To ameliorate the risk of interest rate increases, the Company has entered into interest rate swap agreements in the notional amounts of $32.5 million. A 100 basis point increase in interest rates would result in a $28 million decrease in the fair value of the fixed rate debt and a 100 basis point decline would result in a $32.1 million increase in the fair value.

The Company also has $31.1 million of fixed rate mortgage notes receivable. Changes in interest rates impacts the market value of the mortgage notes receivable, but has no impact on interest earned or cash flows. A 100 basis point increase in interest rates would result in a $1 million decrease in the fair value of the mortgage notes receivable and a 100 basis point decline would result in a $1 million increase in the fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                     PAGE
                                                                                                     ----
Report of Independent Certified Public Accountants                                                    27

Consolidated Financial Statements:

         Balance Sheets - December 31, 2003 and 2002                                                  28
         Statements of Income - Years Ended December 31, 2003, 2002, and 2001                         29
         Statements of Other Comprehensive Income - Years Ended December 31, 2003, 2002, and 2001     29
         Statements of Beneficiaries' Equity - Years Ended December 31, 2003, 2002 and 2001           30
         Statements of Cash Flows - Years Ended December 31, 2003, 2002 and 2001                      31
         Notes to Consolidated Financial Statements                                                   32-46

Consolidated Financial Statements Schedules:

         Schedule III - Real Estate and Accumulated Depreciation                                      47-49
         Schedule IV - Mortgage Loans on Real Estate                                                  50

Schedules, other than those listed above, are omitted because they are not required, or because the information required is included in the consolidated financial statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Trustees of
Kramont Realty Trust
Plymouth Meeting, PA

We have audited the accompanying consolidated balance sheets of Kramont Realty Trust and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, other comprehensive income, beneficiaries' equity, and cash flows for each of the three years in the period ended December 31, 2003. We have also audited the schedules listed in the accompanying index. These financial statements and the schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kramont Realty Trust and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

BDO SEIDMAN, LLP
New York, New York
February 13, 2004

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)



                                                                                        December 31,
                                                                                      2003          2002
                                                                                  ------------    ---------
ASSETS
Real estate - income-producing, net of accumulated depreciation                   $    724,668    $ 675,397
Properties held for sale                                                                 6,271       20,929
Mortgage notes receivable                                                               31,070       33,340
Investments in unconsolidated affiliates                                                 8,880        2,923
Cash and cash equivalents (includes $903 and $1,687 restricted)                          9,196       18,173

Other assets                                                                            30,626       28,498
                                                                                  ------------    ---------
                             Total assets                                         $    810,711    $ 779,260
                                                                                  ============    =========

LIABILITIES AND BENEFICIARIES' EQUITY

LIABILITIES:
  Mortgages and notes payable                                                     $    451,071    $ 480,489
  Accounts payable and other liabilities                                                17,002       15,944
  Distributions payable                                                                  9,989        9,766
                                                                                  ------------    ---------
                             Total liabilities                                         478,062      506,199
                                                                                  ------------    ---------

Minority interests in Operating Partnerships                                            18,802       19,171
                                                                                  ------------    ---------

BENEFICIARIES' EQUITY:
Convertible preferred shares of beneficial interest, Series A-1, $0.01 par value; authorized and issued 11,155 shares as of December 31,
2003 and 2002                                                                                1            1
Convertible preferred shares of beneficial interest, Series B-1, $0.01 par value; authorized 1,235,000 shares; issued and outstanding
1,183,240 shares as of December 31, 2003 and 2002                                           11           11
Redeemable preferred shares of beneficial interest, Series D, $0.01 par value; authorized 2,070,000 shares; issued 1,800,000
shares as of  December 31, 2003 and 2002                                                    18           18
Redeemable preferred shares of beneficial interest, Series E, $0.01 par
value; authorized and issued 2,400,000 shares as of December 31, 2003                       24            -
Common shares of beneficial interest, $0.01 par value; authorized
94,283,845 shares; outstanding, 24,054,925 and 23,075,985 as of December 31,
2003 and 2002, respectively                                                                241          231
Additional paid-in capital                                                             308,426      235,409
Retained earnings                                                                       14,595       28,988
Accumulated other comprehensive loss                                                      (477)      (1,613)
Treasury stock, cumulative preferred shares of beneficial interest Series A-1
11,155 shares as of December 31, 2003 and 2002, at cost                                 (6,070)      (6,070)
Treasury stock, Redeemable preferred shares of beneficial interest Series
D, 146,800 shares as of December 31, 2003 and 2002, at cost                             (2,349)      (2,349)
                                                                                  ------------    ---------
                                                                                       314,420      254,626

Unearned compensation on restricted shares of beneficial interest                         (573)        (736)
                                                                                  ------------    ---------

                             Total beneficiaries' equity                               313,847      253,890
                                                                                  ------------    ---------

                             Total liabilities and beneficiaries' equity          $    810,711    $ 779,260
                                                                                  ============    =========

          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             (dollars in thousands, except share and per share data)

                                                                              Years Ended December 31,
                                                                 ------------------------------------------------
                                                                     2003              2002             2001
                                                                 ------------      ------------      ------------
Revenues:
  Rent                                                           $    108,527      $    101,835      $     98,773
  Interest, principally from mortgage notes                             4,341             4,766             5,196
  Management fees                                                          72                 -                 -
  Other                                                                     -               555               877
                                                                 ------------      ------------      ------------
                                                                      112,940           107,156           104,846
                                                                 ------------      ------------      ------------

Expenses:
  Interest                                                             33,512            36,512            37,284
  Operating                                                            33,897            29,482            27,497
  Depreciation and amortization                                        18,606            16,827            15,335
  General and administrative                                            8,589             7,202             7,555
                                                                 ------------      ------------      ------------
                                                                       94,604            90,023            87,671
                                                                 ------------      ------------      ------------
                                                                       18,336            17,133            17,175
Equity in income of unconsolidated affiliates                             785               722               737
Minority interests in income of Operating Partnerships                   (797)             (822)             (682)
                                                                 ------------      ------------      ------------
Income from continuing operations                                      18,324            17,033            17,230
                                                                 ------------      ------------      ------------

Results from discontinued operations:
  Income from operations of properties sold or held for sale            1,066             1,129             4,069
  Gain (loss) on sale of properties                                     4,347               (45)            5,091
  Minority interests in discontinued operations                          (388)              (83)             (603)
                                                                 ------------      ------------      ------------
Income from discontinued operations                                     5,025             1,001             8,557
                                                                 ------------      ------------      ------------

Net income                                                             23,349            18,034            25,787

Preferred share distributions                                          (6,811)           (7,083)           (7,527)
                                                                 ------------      ------------      ------------
Income to common shareholders                                    $     16,538      $     10,951      $     18,260
                                                                 ============      ============      ============

Per common share:
  Income from continuing operations, basic                       $        .48      $        .49      $        .52
  Income from discontinued operations, basic                     $        .22      $        .05      $        .45
                                                                 ------------      ------------      ------------
Total net income per share, basic                                $        .70      $        .54      $        .97
                                                                 ============      ============      ============
  Income from continuing operations, diluted                     $        .48      $        .49      $        .52
  Income from discontinued operations, diluted                   $        .21      $        .05      $        .45
                                                                 ------------      ------------      ------------
Total net income per share, diluted                              $        .69      $        .54      $        .97
                                                                 ============      ============      ============
 Dividends declared                                              $       1.30      $       1.30      $       1.30
                                                                 ============      ============      ============
  Average common shares outstanding:
    Basic                                                          23,757,692        20,380,949        18,803,535
                                                                 ============      ============      ============
    Diluted                                                        23,811,799        20,401,095        18,815,657
                                                                 ============      ============      ============

              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
                             (dollars in thousands)

                                                                                   Years Ended
                                                                                   December 31,
                                                                 ------------------------------------------------
                                                                     2003              2002             2001
                                                                 ------------      ------------      ------------
Net income                                                       $     23,349      $     18,034      $     25,787
Change in fair value of cash flow hedges                                 (131)           (1,519)           (1,811)
Reclassification adjustment for hedge losses included in net
income                                                                  1,267             1,120               324
                                                                 ------------      ------------      ------------
Comprehensive income                                             $     24,485      $     17,635      $     24,300
                                                                 ============      ============      ============

          See accompanying notes to consolidated financial statements.

                     KRAMONT REALTY TRUST AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF BENEFICIARIES' EQUITY
                                 (in thousands)



                                                                                                 Preferred
                                                           Common                    Preferred   Shares of
                                                          Shares of                  Shares of   Beneficial    Additional
                                                         Beneficial        Par      Beneficial    Interest      Paid in
                                                          Interest        Value      Interest    Par Value      Capital
                                                          --------        -----      --------    ---------      -------
BALANCE, JANUARY 1, 2001                                  18,753      $    188         2,994      $     30      $176,227

     Net Income                                               --            --            --            --            --

     Issuance of Common Shares - options exercised            83             1            --            --           861

     Amortization of unearned compensation                    --            --            --            --            --
     Restricted stock awards                                  36            --            --            --           465

     Cumulative effect of adoption of SFAS 133                --            --            --            --            --
     Net loss in fair value of cash flow hedges               --            --            --            --            --

     Distributions on Common Shares                           --            --            --            --            --
     Distributions on Preferred Shares                        --            --            --            --            --

                                                        --------      --------      --------      --------      --------
BALANCE, DECEMBER 31, 2001                                18,872           189         2,994            30       177,553
                                                        --------      --------      --------      --------      --------

     Net Income                                               --            --            --            --            --

     Issuance of Common Shares                             4,110            41            --            --        56,631
     Issuance of Common Shares - options exercised            55             1            --            --           635

     Repurchase of Series A Preferred Shares                  --            --            --            --            --

     Amortization of unearned compensation                    --            --            --            --            --
     Restricted stock awards                                  39            --            --            --           590

     Net loss in fair value of cash flow hedges               --            --            --            --            --

     Distributions on Common Shares                           --            --            --            --            --
     Distributions on Preferred Shares                        --            --            --            --            --
                                                        --------      --------      --------      --------      --------
BALANCE, DECEMBER 31, 2002                                23,076           231         2,994            30       235,409
                                                        --------      --------      --------      --------      --------

     Net Income                                               --            --            --            --            --

     Issuance of Common Shares                               851             9            --            --        12,719
     Issuance of Common Shares - options exercised            96             1            --            --         1,312

     Issuance of Series E Preferred Shares                                             2,400            24        58,458

     Amortization of unearned compensation                    --            --            --            --            --
     Restricted stock awards                                  32            --            --            --           528

     Net loss in fair value of cash flow hedges               --            --            --            --            --

     Distributions on Common Shares                           --            --            --            --            --
     Distributions on Preferred Shares                        --            --            --            --            --

                                                        --------      --------      --------      --------      --------
BALANCE, DECEMBER 31, 2003                                24,055      $    241         5,394      $     54      $308,426
                                                        ========      ========      ========      ========      ========

                                                                                                        Unearned
                                                                                                       Compensation
                                                                        Accumulated                   on Restricted
                                                                           Other                        Shares of
                                                          Retained     Comprehensive     Treasury       Beneficial
                                                          Earnings         Income         Stock          Interest
                                                          --------         ------         -----          --------
BALANCE, JANUARY 1, 2001                                   $ 51,785       $     --       $ (2,349)      $   (680)

     Net Income                                              25,787             --             --             --

     Issuance of Common Shares - options exercised               --             --             --             --

     Amortization of unearned compensation                       --             --             --            385
     Restricted stock awards                                     --             --             --           (465)

     Cumulative effect of adoption of SFAS 133                   --            273             --             --
     Net loss in fair value of cash flow hedges                  --         (1,487)            --             --

     Distributions on Common Shares                         (24,471)            --             --             --
     Distributions on Preferred Shares                       (7,527)            --             --             --

                                                           --------       --------       --------       --------
BALANCE, DECEMBER 31, 2001                                   45,574         (1,214)        (2,349)          (760)
                                                           --------       --------       --------       --------

     Net Income                                              18,034             --             --             --

     Issuance of Common Shares                                   --             --             --             --
     Issuance of Common Shares - options exercised               --             --             --             --

     Repurchase of Series A Preferred Shares                     --             --         (6,070)

     Amortization of unearned compensation                       --             --             --            614
     Restricted stock awards                                     --             --             --           (590)

     Net loss in fair value of cash flow hedges                  --           (399)            --             --

     Distributions on Common Shares                         (27,537)            --             --             --
     Distributions on Preferred Shares                       (7,083)            --             --             --
                                                           --------       --------       --------       --------
BALANCE, DECEMBER 31, 2002                                   28,988         (1,613)        (8,419)          (736)
                                                           --------       --------       --------       --------

     Net Income                                              23,349             --             --             --

     Issuance of Common Shares                                   --             --             --             --
     Issuance of Common Shares - options exercised               --             --             --             --

     Issuance of Series E Preferred Shares                       --             --             --             --

     Amortization of unearned compensation                       --             --             --            691
     Restricted stock awards                                     --             --             --           (528)

     Net loss in fair value of cash flow hedges                  --          1,136             --             --

     Distributions on Common Shares                         (30,931)            --             --             --
     Distributions on Preferred Shares                       (6,811)            --             --             --

                                                           --------       --------       --------       --------
BALANCE, DECEMBER 31, 2003                                 $ 14,595       $   (477)      $ (8,419)      $   (573)
                                                           ========       ========       ========       ========


See accompanying notes to consolidated financial statements

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                              Years Ended December 31,
                                                                                        2003           2002           2001
                                                                                     ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $  23,349      $  18,034      $  25,787
  Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization                                                     18,909         18,548         16,861
      Amortization of unearned compensation on restricted shares of beneficial
      interest                                                                             690            614            385
      Equity in income of unconsolidated affiliates                                       (785)          (722)          (737)
      Minority interests in income of Operating Partnership                              1,185            905          1,285
      Loss (Gain) on sale of assets                                                     (4,347)            45         (5,091)
  Changes in assets and liabilities:
      Increase in receivables, accrued income, prepaid expenses and other assets          (240)        (3,941)        (3,251)
      Increase (decrease) in accounts payable and other liabilities                       (544)         4,808         (4,659)
                                                                                     ---------      ---------      ---------
Net cash provided by operating activities                                               38,217         38,291         30,580
                                                                                     ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections on mortgage notes receivable                                               2,270          2,000          1,900
  Acquisition of real estate - income producing                                        (14,115)        (9,811)          (234)
  Capital improvements including development costs                                     (18,348)        (9,712)       (13,936)
  Net proceeds from sale of real estate                                                 17,397          2,567         17,322
  Change in restricted cash                                                                784             31           (144)
  Distributions from unconsolidated affiliates                                             826            864            793
  Investment in unconsolidated affiliates                                               (5,998)             -              -
  Other                                                                                      -             10              -
                                                                                     ---------      ---------      ---------
Net cash provided by (used in) investing activities                                    (17,184)       (14,051)         5,701
                                                                                     ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings, net of fair market premium                                 192,466          5,977         12,440
  Repayments of borrowings                                                            (201,817)       (78,689)       (16,526)
  Net proceeds (repayments) from line of credit                                        (41,000)        42,988              -
  Cash distributions paid on common shares                                             (30,706)       (26,091)       (24,444)
  Cash distributions paid on preferred shares                                           (6,811)        (7,264)        (7,522)
  Cash received from share issuance                                                     62,414         56,674              -
  Cash received from stock options exercised                                             1,313            635            862
  Distributions to minority interests                                                   (2,164)        (2,057)        (1,711)
  Purchase of preferred shares                                                               -         (6,070)             -
  Deferred financing costs                                                              (2,921)        (3,043)          (561)
                                                                                     ---------      ---------      ---------
Net cash used in financing activities                                                  (29,226)       (16,940)       (37,462)
                                                                                     ---------      ---------      ---------

Net (decrease) increase in unrestricted cash and cash equivalents                       (8,193)         7,300         (1,181)
Unrestricted cash and cash equivalents at the beginning of the year                     16,486          9,186         10,367
                                                                                     ---------      ---------      ---------
Unrestricted cash and cash equivalents at the end of the year                        $   8,293      $  16,486      $   9,186
                                                                                     =========      =========      =========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                             $  34,687      $  36,996      $  38,027
                                                                                     =========      =========      =========
Acquisitions:
  Fair value of assets acquired                                                      $ (47,192)     $       -      $ (19,119)
  Liabilities assumed                                                                   24,282              -         14,005
  Operating Partnership units issued                                                         -              -          4,880
  Common shares of beneficial interest issued                                            8,795              -              -
                                                                                     ---------      ---------      ---------
  Cash (paid) for acquisitions, net of cash acquired                                 $ (14,115)     $       -      $    (234)
                                                                                     =========      =========      =========
Supplemental disclosure of non-cash transactions
  Restricted shares awarded                                                          $     527      $     590      $     465
                                                                                     =========      =========      =========
  Common shares issued for acquisitions                                              $   8,795      $       -      $       -
                                                                                     =========      =========      =========

          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Kramont Realty Trust, a Maryland real estate investment trust ("Kramont") is a self-administered, self-managed equity real estate investment trust ("REIT") which is engaged in the ownership, acquisition, development, redevelopment, management and leasing of primarily community and neighborhood shopping centers. Kramont does not directly own any assets other than its interest in Kramont Operating Partnership, L.P. ("Kramont OP") and conducts its business through Kramont OP and its affiliated entities, including Montgomery CV Realty, L.P. ("Montgomery OP", together with Kramont OP and their wholly-owned subsidiaries, hereinafter collectively referred to as the "OPs", which together with Kramont are hereinafter referred to as the "Company"). The OPs, directly or indirectly, own all of the Company's assets, including its interests in shopping centers. Accordingly, the Company conducts its operations through an Umbrella Partnership REIT ("UPREIT") structure. As of December 31, 2003, Kramont owned 93.57% of Kramont OP and is its sole general partner. As of December 31, 2003, Kramont OP indirectly owned 99.87% of the limited partnership interest of Montgomery OP and owned 100% of its sole general partner. As of December 31, 2003, the OPs owned and operated eighty-two shopping centers (one of which is held for sale) and two office buildings, managed four shopping centers for third parties and four shopping centers in connection with a joint venture, located in 15 states aggregating approximately 12.1 million leasable square feet.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company. The Company owns an approximately 95% economic interest in Drexel Realty, Inc. ("Drexel"), a real estate management and leasing company, owns 45%-50% interests in certain real estate partnerships, and owns a 20% economic interest in a shopping center venture, which are accounted for on the equity method. Significant inter-company accounts and transactions have been eliminated in consolidation.

Interest Rate Risk Management

The Company accounts for its interest rate contracts in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133") as amended and interpreted. SFAS 133 requires that all derivative instruments, such as interest rate swap and cap contracts, be recognized in the financial statements and measured at their fair market value. Changes in the fair market value of derivative instruments are recognized each period in current operations or beneficiaries' equity (as a component of accumulated other comprehensive loss). For a derivative designated as part of a hedge transaction, where it is recorded is dependent on whether it is a fair value hedge or a cash flow hedge. For a derivative designated as a fair value hedge, the gain or loss of the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk are recognized in results of operations. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into results of operations when the hedged exposure affects results of operations. The ineffective portion of the gain or loss of a cash flow hedge is recognized currently in results of operations. For a derivative not designated as a hedging instrument, the gain or loss is recognized currently in results of operations. The adoption of SFAS 133 on January 1, 2001, did not have a material impact on the results of operations, but resulted in a cumulative effect of an accounting charge of $273,000 being recognized in other comprehensive income.

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

As of January 1, 2003, Kramont had interest rate swap contracts to pay fixed rates of interest (ranging from 6.088% to 6.78%) and receive variable rates of interest based on LIBOR on an aggregate of $32.5 million notional amount of indebtedness with maturity dates ranging from March 2004 through May 2004. These hedges are highly effective and there is no ineffective portion. The aggregate fair market value of all interest rate swap agreements was ($477,000) and ($1,613,000) on December 31, 2003 and 2002, respectively, and is included in accounts payable and other liabilities on the consolidated balance sheet.

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

Properties Held for Sale

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of its carrying amount or fair value less cost to sell. SFAS 144 broadens the presentation of discontinued operations to include a component of a company. Under SFAS 144, an individual income-producing property is considered a component of the company. As a result, when assets are identified by the management and a plan for sale, as defined by SFAS 144, has been adopted, the Company estimates the fair value, net of selling costs, of such assets. Fair value is estimated using estimated selling price of each property based on various factors including discussions with potential buyers. If, in management's opinion, the fair value less costs to sell of the assets, which have been identified for sale, is less than the net carrying amount of the assets, the assets are written down. The Company's estimate of fair value of each property is based on economic and market conditions which are subject to change. Carrying amounts and subsequent declines or gains in fair value are recorded in results of operations in discontinued operations. If circumstances arise that the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified shall be measured at the lower of its carrying amount before the asset was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the asset been continuously classified as held and used or fair value at the date of the decision not to sell.

The property held for sale at December 31, 2003 consists of a shopping center in Capitol Heights, Maryland (Note 2). Properties sold and held for sale in prior periods have been reclassified to Properties Held for Sale and Discontinued Operations in all periods presented.

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

Stock Options

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") requires the Company to provide pro forma information regarding net income and net income per common share as if compensation cost for stock options granted under the plans, if applicable, had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company does not plan to adopt the fair value based method prescribed by SFAS 123.

Solely for the purposes of providing the pro forma information required by SFAS 123, the Company estimates the fair value of each stock option grant by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected lives of ten years; dividend yield of 7.74%, volatility at 24%, risk free interest rate of 3.33% for 2003; dividend yield of 8.70%, volatility at 30%, risk free interest rate of 4.53% for 2002; and dividend yield of 12.00%, volatility at 25%, risk free interest rate of 6.14% for 2001.

Under accounting provisions of SFAS 123, the Company's income to common shareholders and net income per common share, would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                                   Years Ended December 31,
                                                                               2003          2002          2001
                                                                            ----------    ----------    ----------
Income to common shareholders
  Income, as reported                                                       $   16,538    $   10,951    $   18,260
  Stock-based employee compensation expense included in reported income            691           614           385
  Fair value of stock options and restricted stock awards                         (762)         (784)         (466)
                                                                            ----------    ----------    ----------
  Pro forma                                                                 $   16,467    $   10,781    $   18,179
                                                                            ==========    ==========    ==========

Income per common share, basic:
  As reported                                                               $      .70    $      .54    $      .97
                                                                            ==========    ==========    ==========
  Pro forma                                                                 $      .69    $      .53    $      .97
                                                                            ==========    ==========    ==========

Income per common share, diluted:
  As reported                                                               $      .69    $      .54    $      .97
                                                                            ==========    ==========    ==========
  Pro forma                                                                 $      .69    $      .53    $      .97
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

As of December 31, 2003, the Company has aggregate net operating loss carryforwards for Federal tax purposes of approximately $13.5 million, of which $6.4 million expires in 2006 and $7.1 million expires in 2007.

Net Income Per Common Share

Basic income per share is computed using income to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effect of outstanding options computed using the treasury stock method. The convertible preferred shares were not dilutive and were therefore not included in the computation of dilutive earnings per share.

Statements of Cash Flows

For financial statement purposes, the Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents. In addition, the Company classifies cash flows from derivatives with the hedged item.

Reclassifications

Certain items have been reclassified to conform to the current year's presentation.

New Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in the Interpretation. FIN 46 expands existing accounting guidance regarding when a company should include in its financial statements the assets, liabilities, and activities of another entity. Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures. In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R"), a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. The Company believes that the adoption of FIN 46 will not have a material impact on the Company's financial position, results of operations or cash flows.

In July 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. SFAS 150 requires the shares that are mandatorily redeemable for cash or other assets at a specified or determinable date or upon an event certain to occur to be classified as liabilities, not as part of shareholders' equity. This pronouncement does not currently impact the Company's financial position, results of operations or cash flows.

(2) REAL ESTATE

(a) Real Estate is located in 15 states and consists of (in thousands):

                                     December 31, 2003    December 31, 2002
                                     -----------------    -----------------
Income-producing:

Land                                 $         134,928    $         119,976
Shopping centers                               648,183              598,943
Office buildings                                 6,873                5,086
                                     -----------------    -----------------

Total                                          789,984              724,005
Less accumulated depreciation                  (65,316)             (48,608)
                                     -----------------    -----------------

Real Estate - income-producing, net  $         724,668    $         675,397
                                     =================    =================

Properties held for sale:
Land                                 $           1,371    $           3,123
Shopping centers                                 4,900               12,348
Undeveloped land                                     -                5,458
                                     -----------------    -----------------

Properties held for sale             $           6,271    $          20,929
                                     =================    =================

(b) Real Estate is leased to tenants under leases expiring at various dates through 2034, some of which contain renewal options of up to 60 years. Most of the leases require base rentals payable monthly in advance; additional rentals based on reimbursements of common area maintenance, insurance and real estate taxes and in some leases, based on a percentage of tenants' sales; and rent increases based on cost-of-living indices.

During 2003, 2002, and 2001, the Company recognized income from reimbursements of common area maintenance, insurance, real estate taxes and percentage rent of $25.5 million, $23.5 million, and $22.8 million, respectively. As of December 31, 2003, future minimum rental income under non-cancelable operating leases, excluding rentals from the exercise of renewal options, is as follows:

     Years ending December 31, (in thousands)

2004                   $       83,790
2005                           76,148
2006                           69,392
2007                           58,431
2008                           48,943
Thereafter                    199,112
                       --------------

Total                  $      535,816
                       ==============

(c) Real Estate with a net book value of $651.7 million, at December 31, 2003, is pledged as collateral for borrowings (Note 4).

(d) Acquisitions:

Acquisitions have been recorded as purchases in accordance with SFAS 141. Assets and liabilities were recorded at fair market value. The acquisitions were not material individually or in the aggregate.

     - On April 3, 2003, the Company completed the acquisition of two shopping centers, an office building and sixteen acres of land for development for approximately $13.2 million including transaction costs. The purchase included a 31,500 square foot Shop Rite Supermarket and a fully occupied 14,000 square foot office building in Springfield, New Jersey, a 54,000 square foot Shop Rite Supermarket, and an adjacent sixteen acres of land approved for development in Somers Point, New Jersey. The sixteen acres of land are currently under development. The properties were purchased using cash and the issuance of 386,153 common shares of beneficial interest. The Company has a future obligation to issue an additional 228,939 common shares of beneficial interest upon the satisfaction of certain conditions. The liability for these shares have been accrued in accounts payable and other liabilities.

     - On July 24, 2003, the Company completed the acquisition of a 136,000 square foot shopping center in Orange, Connecticut for a purchase price of $18.4 million including transaction costs. The center is fully occupied and is anchored by a 50,000 square foot Christmas Tree Shop store. The shopping center was purchased using cash and the assumption of approximately $11 million in non-recourse debt.

     - On July 25, 2003, the Company completed the acquisition of a 161,000 square foot shopping center in Vestal, New York for a purchase price of $13.1 million including transaction costs. The center is 94% occupied and anchored by an 82,500 square foot furniture and appliance store. The shopping center was purchased using a combination of cash, 185,018 common shares of beneficial interest and the assumption of $7.8 million in non-recourse debt.

     - On April 26, 2002, the Company completed the acquisition of a 75,400 square foot shopping center located in Killingly, Connecticut for a purchase price of $8.4 million, including transaction costs. The purchase was initially made using cash and the property was subsequently pledged as collateral in the new Credit Facility. A 50,000 square foot supermarket anchors the center.

     - On August 22, 2002, the Company completed the acquisition of a vacant 2,650 square foot free-standing building in Plymouth Meeting, Pennsylvania for a purchase price of $1.1 million including transaction costs. A lease was executed on July 31, 2003, and rent will commence in 2004.

(d) Dispositions:

     - On January 21, 2003, the Company sold a three acre out-parcel at its Bensalem Square shopping center in Bensalem, Pennsylvania for net cash proceeds of $700,000 and recognized a gain of approximately $600,000.

     - On March 6, 2003, the Company sold a 28 acre parcel of unimproved land located in Miramar, Florida for net cash proceeds of approximately $3.5 million and recognized a gain of approximately $1.1 million.

     - On May 2, 2003, the Company sold a nine acre parcel of unimproved land in Dania, Florida for net cash proceeds of approximately $3.7 million and a gain of approximately $665,000.

     - On September 2, 2003, the Company sold a 22,800 square foot office building in West Palm Beach, Florida for net cash proceeds of approximately $1.2 million and recognized a gain of approximately $675,000.

     - On September 5, 2003, the Company sold a 221,000 square foot shopping center in Phillipsburg, New Jersey for net cash proceeds of approximately $7.6 million and recognized a gain of approximately $1.1 million.

     - On October 16, 2003, the Company sold a free standing building in the Marumsco-Jefferson Plaza in Woodbridge, Virginia for net cash proceeds of $677,000 and recognized a gain of approximately $336,000.

     - On October 16, 2003, the Company assigned its leasehold interest in a free standing building in Orange, Connecticut for net cash proceeds of $100,000 and recognized a loss of approximately $112,000.

     - On March 11, 2002, the Company sold a free-standing building in Frederick, Maryland, for net cash proceeds of $722,000 and recognized a gain of $211,000.

     - On December 31, 2002, the Company sold a shopping center in Columbus, Mississippi, for net cash proceeds of $1.6 million and recognized a loss of $257,000.

     - On April 13, 2001, the Company sold a 176,000 square foot shopping center in Baltimore, Maryland for net cash proceeds of $9 million and recognized a gain of $1.6 million.

     - On August 30, 2001, the Company sold a 48,000 square foot shopping center in Brookhaven, Mississippi for net cash proceeds of $1 million and recognized a loss of $119,000.

     - On October 12, 2001, the Company sold a 109,000 square foot shopping center in Frederick, Maryland for net cash proceeds of $7 million and recognized gain of $3.6 million.

(e) Shopping Center Venture:

In July 2003, the Company formed a joint venture with Tower Fund ("Tower"), for the purpose of acquiring real estate assets. Tower is a commingled separate account available through annuity contracts of Metropolitan Life Insurance Company (New York, New York) and managed by SSR Realty Advisors. The Company will administer the day-to-day affairs of the joint venture which is owned 80% by Tower and 20% by the Company. The joint venture owns four shopping centers comprising 553,000 square feet in Vestal, New York. The joint venture properties are all 100% occupied and were purchased by the joint venture for $69.7 million plus transaction costs. The Company's equity contribution to the joint venture is approximately $6 million including transaction costs.

Subsequent Events

On February 17, 2004, the Company completed the acquisition of a 203,000 square foot shopping center in Worcester, Massachusetts for a purchase price of $19.8 million plus transaction costs. The purchase was initially made using cash and the property was subsequently pledged as collateral under the Credit Facility (as defined in Note 4a). The shopping center is 99% occupied and is anchored by a 67,000 square foot supermarket.

(3) MORTGAGE NOTES RECEIVABLE

At December 31, 2003, the Company's mortgage notes receivable consisted of $31.1 million collateralized by first mortgages on the recreation facilities at three Century Village adult condominium communities in southeast Florida (collectively, the "Recreation Notes"). The Recreation Notes provide for self-amortizing equal monthly principal and interest payments due through 2012 per annum, bear interest ranging from 8.84% to 13.5% and contain certain prepayment prohibitions. One note matures in 2007 and two notes are prepayable in 2007. The Recreation Notes are pledged as collateral for certain borrowings (see Note 4).

The mortgage notes receivable at December 31, 2003, mature as follows (in thousands):

One year or less                                    $       2,576
After one year through five years                          17,835
After five years                                           10,659
                                                    -------------

Totals                                              $      31,070
                                                    =============

(4) BORROWINGS

Borrowings consist of (in thousands):

                                                                                      December 31,   December 31,
                                                                                          2003          2002
                                                                                      ------------   ------------
Mortgage notes payable through June 2013, interest fixed at a rate of 6.12% per
annum, collateralized by mortgages on fifteen shopping centers (see Notes 2 and 4a)   $    190,000   $          -

Mortgage notes payable through June 2003, interest only fixed payments at an average rate of 7.96% per annum, collateralized by mortgages on twenty-seven
shopping centers (see Note 2)                                                                    -        181,700

Mortgage notes payable through August 2028, interest ranging from 2.72% to 9.38%
per annum, collateralized by mortgages on twenty-four shopping centers (see Note 2)        182,107        164,976

Mortgage notes payable through October 2008, interest fixed at 7.00% per annum,
collateralized by mortgages on nine shopping centers (see Notes 2 and 4b)                   62,338         63,148

Mortgage notes payable through December 2005, interest at borrowers election of prime plus .25% or one month LIBOR plus a minimum of 1.75% to a maximum of 2.25%
(3.50% at December 31, 2003), collateralized by mortgages on sixteen shopping
centers (see Notes 2 and 4c)                                                                 1,988         42,988

Mortgage notes payable through August 2003 under a $155 million credit facility, interest at one month LIBOR plus 2.45%, collateralized by a mortgage on one
shopping center (see Note 2)                                                                     -          9,300

Collateralized Mortgage Obligations, net of unamortized discount of $102,000 and
$167,000 based on a fixed effective interest rate of 8.84% per annum, collateralized by certain of the Recreation Notes (see Note 3), with quarterly
self-amortizing principal and interest payment required through March 2007                  14,638         18,377
                                                                                      ------------   ------------

Totals                                                                                $    451,071   $    480,489
                                                                                      ============   ============

(a) Effective June 16, 2003, the Company entered into a ten year, fixed rate loan agreement with Metropolitan Life Insurance Company (the "Metlife Loan") for a loan in the amount of $190 million to replace a $181.7 million fixed rate real estate mortgage loan that matured on June 20, 2003. The Metlife Loan is secured by fifteen shopping center properties (the "Mortgaged Properties") and the remaining principal balance of the Metlife Loan is due in June 2013. The Metlife Loan bears a fixed interest rate of 6.12% per annum and requires monthly payments of interest only for the first two years of the ten year term and monthly payments of interest and principal based on a 30-year amortization for the remaining term.

(b) In 1998, the Company obtained a $65.9 million fixed rate mortgage from Salomon Brothers Realty Corp. This loan is secured by a first mortgage on nine properties acquired by the Company in September 1998. The mortgage loan bears a fixed interest rate of 7% per annum and requires monthly payments of interest and principal based on a 30-year amortization. The loan matures on October 1, 2008.

(c) Effective December 20, 2002, the Company entered into a Loan Agreement (the "Loan Agreement") with Fleet National Bank, N.A. on its own behalf and as agent for certain other banks providing for a credit facility (the "Credit Facility"). On March 19, 2003 the Credit Facility was amended to increase the maximum amount of the Credit Facility to $125 million, under the terms and conditions of the Loan Agreement. The Borrowing Base available to Kramont OP under the Credit Facility is subject to increase or decrease from its current amount pursuant to the terms of the Loan Agreement. The Credit Facility is a revolving line of credit with a term of three years and is secured by guarantees by the Company and those of its subsidiaries who have provided mortgages to the lenders, sixteen first mortgages on shopping centers and a first priority security interest in the membership interests and partnership interests of the subsidiary entities. The Credit Facility contains various financial covenants that must be observed. The Company was in compliance with these covenants at December 31, 2003. Credit Facility borrowings bear interest at the Borrower's election of (a) at the prime rate or the prime rate plus 25 basis points based on the leverage ratio of the Company's and Kramont OP's total debt and liabilities to its total asset value, or (b) London InterBank Offered Rate ("LIBOR") plus 175 to 225 basis points based on such ratio. Interest rates may be set for one, three or six-month periods. Advances under the Credit Facility may be used for general corporate purposes and, among other purposes, to fund acquisitions, repayment of all or part of outstanding indebtedness, expansions, renovations, financing and refinancing of real estate, closing costs and for other lawful purposes. Additional provisions include arrangement and commitment fees of up to $1.1 million and a fee applicable to the unused portion of the maximum Credit Facility amount. Based on the current collateral the Company can borrow an additional $68.2 million as of December 31, 2003.

(d) Certain loans require the Company to establish a capital and tenant improvement ("TI") reserve account. Funds in the capital and TI reserve accounts may be used to fund capital improvements, repairs, alterations, tenant improvements and leasing commissions at the mortgaged properties.

(e) Maturities of borrowings are as follows (in thousands):

   Years ending December 31,
2004                $    58,572
2005                     13,370
2006                     23,791
2007                     13,316
2008                     90,641
Thereafter              251,381
                    -----------

Total               $   451,071
                    ===========

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

(6) RELATED PARTY TRANSACTIONS

H. Irwin Levy ("Mr. Levy")

In 1981, CV Reit sold the recreation facilities at the Century Village in Boca Raton to Mr. Levy, a Trustee, for $18 million, subject to a lease to a corporation currently owned by Mr. Levy. (The annual net rental to Mr. Levy on that lease is $2.2 million.) At closing, Mr. Levy issued a 30-year non-recourse promissory note to CV Reit in the principal amount of $12.5 million which bears interest at 13.25% per annum. At December 31, 2003, the outstanding balance on this note was $8.5 million. During each of 2003, 2002, and 2001, the Company recognized $1.2 million, $1.2 million, and $1.3 million, respectively, in interest income on this note.

Since 1990, companies owned by Mr. Levy and/or certain members of his family have leased, managed and operated the recreation facilities at the Century Villages in West Palm Beach, Deerfield Beach, and Boca Raton, which are collateral for certain notes held by the Company with an outstanding balance of $31.1 million (including the $8.5 million discussed above) at December 31, 2003. During 2003, 2002, and 2001, the Company leased approximately 4,600 square feet of office space to those companies and other companies controlled by Mr. Levy on a month-to-month basis and received approximately $35,000, $55,000, and $60,500, respectively, for payment of rent, utilities and operating expenses.

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

Louis P. Meshon, Sr. and Patricia Meshon, his wife, in the aggregate, own 99% of the voting stock (a 5% equity interest) in Drexel Realty, Inc. ("Drexel"), the management company in which Montgomery CV Realty L.P. owns 1% of the voting stock and 100% of the non-voting stock (a 95% equity interest). In 2003, 2002, and 2001 Drexel did not make any payments to Mr. Meshon.

In addition, Drexel manages the following third-party owned properties in which Louis P. Meshon, Sr. has the following partnership interests:

                                                               Meshon Partnership
                   Properties                                 Interest Percentage
                   ----------                                 -------------------
Renaissance Plaza                                                    20.75%

Montgomery A.C., Inc. (owns 1% general partnership
interest in Renaissance Plaza)                                       50.00%

Laurel Mall (indirect ownership through MTGY
Associates) (Louis P. Meshon, Sr., directly and indirectly
owns 95.93% of the corporate general partner of
Laurel Mall Associates)                                              29.00%

In 2003, 2002, and 2001, the owners of these properties paid Drexel $259,300, $279,500, and $292,000, respectively, for management and leasing services.

Milton S. Schneider ("Mr. Schneider")

Mr. Schneider, a Trustee, is the Chief Executive Officer of The Glenville Group, a company involved in the development, ownership, and management of commercial and residential properties. The Company leases approximately 2,300 square feet of office space to The Glenville Group in accordance with a five-year lease effective June 1, 1999 and expiring on May 31, 2004. During 2003, 2002, and 2001 The Glenville Group paid the Company approximately $57,900, $58,100, and $55,200, respectively, for payment of rent, electric and other operating expenses.

(7) FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments are as follows (in thousands):



                                                 As of December 31,
                                         2003                          2002
                               ------------------------      ------------------------
                               Carrying                      Carrying
                                Amount       Fair Value        Amount      Fair Value
                               ---------     ----------      ---------     ----------
Real estate mortgage notes
receivable                     $  31,070     $   39,351      $  33,340     $   42,544

Cash and cash equivalents          9,196          9,196         18,173         18,173

Borrowings                      (451,071)      (465,220)      (480,489)      (490,940)

Interest rate swaps                 (477)          (477)        (1,613)        (1,613)

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

Common Shares of Beneficial Interest

On May 16, 2002, under the Shelf Registration, the Company sold 2.3 million of its common shares of beneficial interest to certain investment advisory clients of Cohen & Steers Capital Management, Inc. for net proceeds of $31.3 million. The Company used $6.1 million for the purchase of Series A-1 Preferred Shares, $8.4 million for the purchase of a shopping center in Killingly, Connecticut, $1.1 million for the purchase of a free standing building in Plymouth Meeting, Pennsylvania, and paid down debt in the amount of $8 million. The Company used the balance of the proceeds for acquisitions, debt reductions, and other corporate purposes.

On December 31, 2002, under the Shelf Registration, the Company sold 1.8 million of its common shares of beneficial interest to Teachers Insurance and Annuity Association of America and certain investment advisory clients of Kensington Investment Group, Inc. and Teachers Advisors, Inc. for net proceeds of $25.5 million. The Company used $25 million to pay down debt. The Company used the balance of the proceeds for general corporate purposes.

On January 2, 2003, under the Shelf Registration, the Company sold 280,000 of its common shares of beneficial interest to Teachers Insurance and Annuity Association of America and certain investment advisory clients of Kensington Investment Group, Inc. and Teachers Advisors, Inc. for net proceeds of $4 million. The Company used the $4 million to pay down debt.

On April 3, 2003 the Company issued 386,153 common shares of beneficial interest in conjunction with the purchase of two shopping centers, an office building and sixteen acres of land in New Jersey. The Company has a future obligation to issue an additional 228,939 common shares of beneficial interest upon the satisfaction of certain conditions.

On July 25, 2003 the Company issued 185,018 common shares of beneficial interest in conjunction with the purchase of a shopping center in Vestal, New York.

Preferred Shares of Beneficial Interest

On December 30, 2003, under the Shelf Registration, the Company issued 2,400,000 shares of Series E Cumulative Convertible Preferred Shares of Beneficial Interest ("Preferred E") with a face amount of $25.00 per share. The Preferred E's have a distribution rate of 8.25% of the liquidation preference ($2.0625 per share) per annum, paid quarterly. The net proceeds to the Company, after fees and expenses, were approximately $58.5 million. A portion of the proceeds were used by the Company to redeem the Company's 9.5% Series D Cumulative Redeemable

Preferred Shares of Beneficial Interest, and the remainder of the proceeds will be used for general corporate purposes.

On May 15, 2002, the Company purchased all 11,155 Series A-1 Increasing Rate Cumulative Convertible Shares of Beneficial Interest ("Preferred A") for $6.1 million, including costs. The purchase was recorded using the cost method. The Preferred A's, with a face amount of $1,000 per share, had a distribution rate of 6.50% of the redemption price during 2001 and thereafter.

The Series B-1 Cumulative Convertible Preferred Shares of Beneficial Interest ("Preferred B") with a face amount of $25.00 per share, have a liquidation preference of $25.00 per share and a distribution rate of 9.75% of the liquidation preference ($2.4375 per share) per annum, paid quarterly. The Preferred Bs are convertible into Common Shares at $17.71 per share and are redeemable at the option of the Company after February 27, 2002 at $25.00 per share, if the aggregate liquidation preference of all outstanding Series B's are less than $3 million.

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

Operating Partnership Units

The owners of the minority interests hold operating partnership units ("OP Units") which are convertible into common shares of beneficial interest on a one to one basis. The Company has the option to issue the common shares of beneficial interest or redeem them for cash equal to the then fair market value of the common shares at the time of the conversion. At December 31, 2003, there were 1,666,152 outstanding OP Units in the OPs.

Subsequent Events

On January 30, 2004, the Company redeemed all 1,653,000 of its outstanding shares of Preferred D's for $25.00 per share plus accrued and unpaid distributions though January 30, 2004 of $0.066 per share.

In connection with the redemption of the 9.5% Series D Cumulative Redeemable Preferred Shares of beneficial interest, the Company's first quarter 2004 results will reflect a non-recurring reduction in Income to common shareholders of approximately $17.7 million or $0.69 per common share. This reduction will be taken in accordance with the July 31, 2003 Securities and Exchange Commission interpretation of FASB-EITF Topic D-42 ("The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock"). Under this interpretation, the difference between the carrying amount of the shares and the redemption price must be recorded as a reduction in Net Income Attributable to Common Shareholders and, therefore, will impact Earnings Per Share and Funds From Operations per share.

On February 27, 2004, under the Shelf Registration, the Company sold 400,000 of its Preferred E's to certain investment advisory clients of Cohen & Steers Capital Management, Inc for net proceeds of $10.1 million. The Company will use the $10.1 million for general corporate purposes.

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

Changes in options outstanding are summarized as follows:

                                                                                      Weighted
                                                                          Weighted    Average
                                                                          Average    Fair Value
                                                                          Exercise   Per Share
                                                                          Price Per  Of Options
                                                               Shares       Share     Granted
                                                             ----------   --------   ----------
Stock options outstanding at January 1, 2001                  1,164,900   $  11.04   $     2.88

2001:
            Granted - equal to market value                      25,000   $  13.00   $      .51
            Exercised:                                          (83,700)  $  10.21   $      .53
            Expired:                                            (36,000)  $  15.42   $     1.75
                                                             ----------
                                                              1,070,200

2002:
            Granted - equal to market value                     111,500   $  14.69   $     1.51
            Exercised:                                          (54,800)  $  11.58   $     1.21
            Expired:                                           (664,150)  $  19.97   $      .06
                                                             ----------
                                                                462,750

2003:
            Granted - equal to market value                      25,000   $  16.80   $     2.27
            Exercised:                                          (96,222)  $  13.64   $     2.54
            Expired:                                             (2,000)  $  14.65   $      .57
                                                             ----------

Stock options outstanding at December 31, 2003:                 389,528
                                                             ==========

Total stock options available for future grants are 3,075,750 as of December 31, 2003.

The following table summarizes information about stock options outstanding at December 31, 2003:

                            Options Outstanding                                         Options Exercisable

                        Number of          Weighted
                         Options            Average             Weighted             Number             Weighted
Range of Exercise    Outstanding at        Remaining            Average          Exercisable at         Average
   Prices ($)           12/31/03       Contractual Life    Exercise Price ($)       12/31/03       Exercise Price ($)
-----------------    --------------    ----------------    ------------------    --------------    ------------------
$   10.16 - 10.44            27,800          6.56 years        $      10.21           19,000        $      10.23
$   12.50 - 17.13           345,228          5.86 years        $      14.43          328,561        $      14.48
$   19.06 - 21.50            16,500          3.53 years        $      19.55           16,500        $      19.55
                     --------------                                              -----------

$   10.16 - 21.50           389,528          5.81 years        $      14.35          364,061        $      14.48
                     ==============                                              ===========

At December 31, 2002 and 2001, 423,050 and 1,004,100 options were exercisable at average exercise prices of $14.23 and $17.68, respectively.

Restricted Shares

On September 1, 2001, the Company awarded to certain executives and employees 35,683 restricted common shares of beneficial interest at the then current market price per Common Share of $13.06 for a total value of $465,842. One-third of the restricted common shares vested immediately. The remaining two-thirds vested equally on July 1, 2002 and on July 1, 2003 if the executive is an employee of the Company on the respective dates. On April 1, 2002, the Company awarded an executive 10,000 restricted shares of beneficial interest at the then current market price of $13.55 for a total value of $135,500. One-third of the restricted common shares vested immediately. The remaining two-thirds will vest equally on March 31, 2003, and on March 31, 2004, if the executive is an employee of the Company on the respective dates. On July 1, 2002, the Company awarded to certain executives and employees

28,890 restricted shares of beneficial interest at the then current market price per Common Share of $15.75 for a total value of $455,018. One-third of the restricted common shares vested immediately. The remaining two-thirds will vest equally on July 1, 2003, and on July 1, 2004, if the executive is an employee of the Company on the respective dates. On July 1, 2003, the Company awarded to certain executives and employees 31,547 restricted shares of beneficial interest at the then current market price per Common Share of $16.72 for a total value of $527,466. One-third of the restricted common shares vested immediately. The remaining two-thirds will vest equally on July 1, 2004, and on July 1, 2005, if the executive is an employee of the Company on the respective dates. The awarded shares entitle the executive to exercise all voting and/or consensual powers pertaining to such shares and to receive any and all dividends or other distributions on such shares. Any unvested shares shall immediately vest in the event of a change in control of the Company, the death or permanent disability of the executive or the termination of the executive without cause.

(9) EARNINGS PER SHARE

Basic and diluted earnings per share for the years ended December 31, 2003, 2002, and 2001 is calculated as follows (in thousands, except per share data):

                                                                        Income
                                                                      to Common          Weighted
                                                                     Shareholders     Average Shares     Per Share
                                                                     (Numerator)      (Denominator)       Amount
                                                                     ------------     --------------     ---------
For the year ended December 31, 2003
    Basic earnings per share                                         $     16,538         23,757,692     $     .70
    Effect of assumed conversion of employee stock options                      -             54,107             -
                                                                     ------------     --------------     ---------

    Diluted earnings per share                                       $     16,538         23,811,799     $     .69
                                                                     ============     ==============     =========

For the year ended December 31, 2002
    Basic earnings per share                                         $     10,951         20,380,949     $     .54
    Effect of assumed conversion of employee stock options                      -             20,146             -
                                                                     ------------     --------------     ---------

    Diluted earnings per share
                                                                     $     10,951         20,401,095     $     .54
                                                                     ============     ==============     =========

For the year ended December 31, 2001
    Basic earnings per share                                         $     18,260         18,803,535     $     .97
    Effect of assumed conversion of employee stock options                      -             12,122             -
                                                                     ------------     --------------     ---------

    Diluted earnings per share                                       $     18,260         18,815,657     $     .97
                                                                     ============     ==============     =========

The Preferred B shares, OP Units and 44,500, 197,583, and 1,009,067 stock options have been excluded in 2003, 2002, and 2001, respectively, from above calculation since they are antidilutive.

(10) BENEFIT PLAN

The Company has a defined contribution plan covering all full time employees qualified under Section 401(k) of the Code in which the Company matches a portion of an employee's salary deferral. The Company had two defined contribution plans through June 30, 2001, which were combined effective July 1, 2001. The Company's contributions to these plans were $163,400, $151,000, and $112,500 for the years ended December 31, 2003, 2002, and 2001, respectively.

(11) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data follows (in thousands, except per share data):

                                                                        Quarters Ended
                                                     March 31      June 30      September 30     December 31
                                                    ---------     ---------     ------------     -----------
2003:
    Revenues                                        $  28,114     $  27,064     $     28,670     $    29,092
    Income from continuing operations                   2,258         2,259            3,776           3,301
    Income (loss) from discontinued operations          1,627           684           10,100             814
    Net income                                          5,505         4,646            7,380           5,818
    Income to common shareholders                       3,803         2,943            5,677           4,115
    Per common share, basic and diluted                   .16           .12              .24             .17

2002:
    Revenues                                        $  26,074     $  26,590     $     26,482     $    28,000
    Income from continuing operations                   4,171         4,613            4,175           4,074
    Income (loss) from discontinued operations            427           (68)             226             416
    Net income                                          4,598         4,545            4,401           4,490
    Income to common shareholders                       2,714         2,752            2,698           2,787
    Per common share, basic and diluted                   .14           .14              .13             .13

2001:
    Revenues                                        $  27,264     $  25,627     $     25,666     $    26,289
    Income from continuing operations                   4,722         3,999            4,196           4,313
    Income (loss) from discontinued operations            361         4,538              129           3,529
    Net income                                          5,083         8,537            4,325           7,842
    Income to common shareholders                       3,206         6,655            2,441           5,958
    Per common share, basic and diluted                   .17           .35              .13             .32

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
             Schedule III - Real Estate and Accumulated Depreciation
                                December 31, 2003
                                 (in thousands)


                                                                                    Costs          Gross Amount
                                                                     Initial     Capitalized      at Which Carried
                                                                     Cost to     Subsequent        December 31,      Accumulated
     Description                                  Encumbrances       Company    to Acquisition         2003          Depreciation
     -----------                                  ------------       -------    --------------         ----          ------------
SHOPPING CENTERS
     PENNSYLVANIA
        555 Scott Street Center                    $      --         $     736          --          $     736               (99)
        550 West Germantown Pike                          --             1,079          11              1,090                --
        69th Street Plaza                                 --             3,620          21              3,641              (257)
        Barn Plaza                                    18,200            22,918       7,383             30,301            (1,869)
        Bensalem Square                                4,900             6,282          79              6,361              (483)
        Bethlehem Square                              19,300            28,014         209             28,223            (2,013)
        Bradford Mall                                     --             3,825         150              3,975              (322)
        Bristol Commerce Park                         14,800            13,955       2,427             16,382            (1,215)
        Chalfont Village Shopping Center                  --             1,574         135              1,709              (194)
        Cherry Square Shopping Center (2)                 --             6,831         202              7,033              (743)
        Chesterbrook Village Center                   10,458            13,359         767             14,126            (2,044)
        Collegeville Shopping Center                   4,446             7,179       1,008              8,187              (971)
        County Line Plaza                              4,663             5,391       2,548              7,939            (1,246)
        Danville Plaza                                   502             1,556          55              1,611              (224)
        Dickson City                                      --             4,294          46              4,340              (579)
        Franklin Center (2)                               --             7,534          (2)             7,532              (537)
        Gilbertsville Shopping Center                  2,375             3,827         362              4,189              (582)
        MacArthur Road                                    --             3,059          36              3,095              (223)
        Mount Carmel Plaza                               664             2,102          37              2,139              (291)
        New Holland Plaza                                848             1,168         606              1,774              (226)
        North Penn Marketplace                         4,189             4,751         218              4,969              (648)
        Park Hills Plaza                              13,100            15,085         483             15,568            (1,145)
        Pilgrim Gardens (2)                               --             4,501         523              5,024              (349)
        Shoppes at Valley Forge                        6,400             5,254       9,087             14,341              (866)
        Street Road                                    4,700             6,165          58              6,223              (454)
        Valley Fair                                   10,500            14,355         991             15,346            (1,354)
        Village at Newtown                            20,657            27,657         151             27,808            (3,681)
        Village West                                  13,666            18,911         923             19,834              (797)
        Whitehall Square                              17,500            23,239         342             23,581            (1,698)
        Whitemarsh Shopping Center                     6,801            10,771         429             11,200            (1,517)
        Woodbourne Square                                 --             4,267         307              4,574              (809)
     GEORGIA
        Bainbridge Town Center (2)                        --             6,800         164              6,964              (543)
        Douglasville Crossing                         14,347            13,284          20             13,304              (948)
        Holcomb Bridge                                    --             7,066          64              7,130              (512)
        Northpark (2)                                     --            12,255         132             12,387              (894)
        Park Plaza (2)                                    --             3,137          59              3,196              (246)
        Snellville Oaks                               11,703            11,220          16             11,236              (802)
        Summerville Wal Mart Center                    2,180             2,391          --              2,391              (169)
        Tifton Corners                                 8,231             8,923         147              9,070              (668)
        Tower Plaza (2)                                   --             4,300          78              4,378              (331)
        Vidalia Wal Mart Center                        4,082             4,452          --              4,452              (315)
        Village at Mableton                            9,974            12,680         137             12,817              (925)
     CONNECTICUT
        Christmas Tree Plaza                          12,361            20,166          --             20,166              (168)
        Groton Square                                 14,800            21,708       2,066             23,774            (1,687)
        Killingly Plaza (2)                               --             8,368          --              8,368              (293)
        Manchester K Mart Plaza                           --             4,529         141              4,670              (343)
        Milford                                           --             2,572           7              2,579              (230)
        Parkway Plaza I                                   --             3,612          16              3,628              (257)
        Parkway Plaza II                                  --             4,033         174              4,207              (283)
        Stratford Square                               5,149            10,500       1,063             11,563            (1,005)


                                                      Date          Depreciable
                                                    Constructed        Life
     Description                                    or Acquired       (Years)
     -----------                                    -----------       -------
SHOPPING CENTERS
     PENNSYLVANIA
        555 Scott Street Center                         1997          7 - 40    (1)
        550 West Germantown Pike                        2002          7 - 40    (1)
        69th Street Plaza                               2000          7 - 40    (1)
        Barn Plaza                                      2000          7 - 40    (1)
        Bensalem Square                                 2000          7 - 40    (1)
        Bethlehem Square                                2000          7 - 40    (1)
        Bradford Mall                                   2000          7 - 40    (1)
        Bristol Commerce Park                           2000          7 - 40    (1)
        Chalfont Village Shopping Center                1999          7 - 40    (1)
        Cherry Square Shopping Center (2)               1999          7 - 40    (1)
        Chesterbrook Village Center                     1997          7 - 40    (1)
        Collegeville Shopping Center                    1998          7 - 40    (1)
        County Line Plaza                               1997          7 - 40    (1)
        Danville Plaza                                  1997          7 - 40    (1)
        Dickson City                                    1997          7 - 40    (1)
        Franklin Center (2)                             2000          7 - 40    (1)
        Gilbertsville Shopping Center                   1998          7 - 40    (1)
        MacArthur Road                                  2000          7 - 40    (1)
        Mount Carmel Plaza                              1997          7 - 40    (1)
        New Holland Plaza                               1998          7 - 40    (1)
        North Penn Marketplace                          1998          7 - 40    (1)
        Park Hills Plaza                                2000          7 - 40    (1)
        Pilgrim Gardens (2)                             2000          7 - 40    (1)
        Shoppes at Valley Forge                         2000          7 - 40    (1)
        Street Road                                     2000          7 - 40    (1)
        Valley Fair                                     2000          7 - 40    (1)
        Village at Newtown                              1998          7 - 40    (1)
        Village West                                    2001          7 - 40    (1)
        Whitehall Square                                2000          7 - 40    (1)
        Whitemarsh Shopping Center                      1997          7 - 40    (1)
        Woodbourne Square                               1997          7 - 40    (1)
     GEORGIA
        Bainbridge Town Center (2)                      2000          7 - 40    (1)
        Douglasville Crossing                           2000          7 - 40    (1)
        Holcomb Bridge                                  2000          7 - 40    (1)
        Northpark (2)                                   2000          7 - 40    (1)
        Park Plaza (2)                                  2000          7 - 40    (1)
        Snellville Oaks                                 2000          7 - 40    (1)
        Summerville Wal Mart Center                     2000          7 - 40    (1)
        Tifton Corners                                  2000          7 - 40    (1)
        Tower Plaza (2)                                 2000          7 - 40    (1)
        Vidalia Wal Mart Center                         2000          7 - 40    (1)
        Village at Mableton                             2000          7 - 40    (1)
     CONNECTICUT
        Christmas Tree Plaza                            2003          7 - 40
        Groton Square                                   2000          7 - 40    (1)
        Killingly Plaza (2)                             2002          7 - 40    (1)
        Manchester K Mart Plaza                         2000          7 - 40    (1)
        Milford                                         2000          7 - 40    (1)
        Parkway Plaza I                                 2000          7 - 40    (1)
        Parkway Plaza II                                2000          7 - 40    (1)
        Stratford Square                                2000          7 - 40    (1)

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
             Schedule III - Real Estate and Accumulated Depreciation
                                December 31, 2003
                                 (in thousands)


                                                                                    Costs          Gross Amount
                                                                     Initial     Capitalized      at Which Carried
                                                                     Cost to     Subsequent        December 31,      Accumulated
     Description                                  Encumbrances       Company    to Acquisition         2003          Depreciation
     -----------                                  ------------       -------    --------------         ----          ------------
     NEW JERSEY
        Collegetown                                    8,500            10,693       1,019             11,712              (956)
        Lakewood Plaza Shopping Center                20,576            24,593         993             25,586            (2,817)
        Marlton Shopping Center - Phase II             9,500            12,524         448             12,972            (1,676)
        Marlton Shopping Center - Phase I             11,578            16,580       3,808             20,388            (2,939)
        Ocean Heights                                     --             9,832          --              9,832              (113)
        Rio Grande Plaza                               7,500            14,417          96             14,513            (1,980)
        Springfield Supermarket                           --             3,483          --              3,483               (52)
        Suburban Plaza                                    --            16,544          39             16,583            (1,176)
     NEW YORK
        A&P Mamaroneck                                    --             1,598          --              1,598              (113)
        Campus Plaza-Vestal                            8,295            13,718          --             13,718              (114)
        The Mall at Cross County                      30,500            41,161       1,627             42,788            (3,207)
        Highridge                                      8,800            11,746         106             11,852              (861)
        North Ridge                                    5,600             6,886         589              7,475              (556)
        Port Washington                                   --               495          --                495               (35)
        Village Square                                 2,100             2,935         148              3,083              (249)
     MARYLAND
        Campus Village                                    --             3,377         172              3,549              (262)
        Coral Hills                                    5,200             6,087         184              6,271                --
        Fox Run                                       16,700            19,752         673             20,425            (1,502)
     FLORIDA
        Century Plaza (2)                                 --             7,402       1,170              8,572            (1,611)
        Village Oaks                                   7,556             9,770         (65)             9,705              (679)
     KENTUCKY
        Harrodsburg Marketplace (2)                       --             3,650          --              3,650              (259)
     MICHIGAN
        Musicland                                         --             3,700          --              3,700              (262)
     NORTH CAROLINA
        Cary Plaza                                       842             3,065          53              3,118              (231)
        Magnolia Plaza (2)                                --             4,900           7              4,907              (347)
     OHIO
        Pickaway Crossing                              5,924             6,654          14              6,668              (472)
     RHODE ISLAND
        Wamapnoag Plaza (2)                               --             7,500          --              7,500              (531)
     SOUTH CAROLINA
        East Main Centre (2)                              --             5,682         867              6,549              (589)
        Park Centre (2)                                   --             9,728         332             10,060              (699)
     TENNESSEE
        Meeting Square                                 2,300             2,467         208              2,675              (200)
     VIRGINIA
        Culpepper Town Mall (2)                           --             7,200         264              7,464              (561)
        Marumsco-Jefferson Plaza                      13,344            13,000         254             13,254            (1,089)
        Statler Crossing                               6,015             6,054          46              6,100              (462)
OFFICE BUILDINGS
        Springfield Office, New Jersey                    --             2,311          --              2,311               (36)
        Plymouth Plaza, Pennsylvania                   2,118             4,379         189              4,568              (625)
                                                   ---------         ---------   ---------          ---------         ---------

                            Totals                 $ 434,444(3)      $ 749,138   $  47,117          $ 796,255         $ (65,316)
                                                   =========         =========   =========          =========         =========


                                                         Date          Depreciable
                                                       Constructed        Life
     Description                                       or Acquired       (Years)
     -----------                                       -----------       -------
     NEW JERSEY
        Collegetown                                        2000          7 - 40    (1)
        Lakewood Plaza Shopping Center                     1999          7 - 40    (1)
        Marlton Shopping Center - Phase II                 1998          7 - 40    (1)
        Marlton Shopping Center - Phase I                  1998          7 - 40    (1)
        Ocean Heights                                      2003          7 - 40
        Rio Grande Plaza                                   1997          7 - 40    (1)
        Springfield Supermarket                            2003          7 - 40
        Suburban Plaza                                     2000          7 - 40    (1)
     NEW YORK
        A&P Mamaroneck                                     2000          7 - 40    (1)
        Campus Plaza-Vestal                                2003          7 - 40
        The Mall at Cross County                           2000          7 - 40    (1)
        Highridge                                          2000          7 - 40    (1)
        North Ridge                                        2000          7 - 40    (1)
        Port Washington                                    2000          7 - 40    (1)
        Village Square                                     2000          7 - 40    (1)
     MARYLAND
        Campus Village                                     2000          7 - 40    (1)
        Coral Hills                                        2000          7 - 40    (1)
        Fox Run                                            2000          7 - 40    (1)
     FLORIDA
        Century Plaza (2)                                  1976         15 - 39    (1)
        Village Oaks                                       2000          7 - 40    (1)
     KENTUCKY
        Harrodsburg Marketplace (2)                        2000          7 - 40    (1)
     MICHIGAN
        Musicland                                          2000          7 - 40    (1)
     NORTH CAROLINA
        Cary Plaza                                         2000          7 - 40    (1)
        Magnolia Plaza (2)                                 2000          7 - 40    (1)
     OHIO
        Pickaway Crossing                                  2000          7 - 40    (1)
     RHODE ISLAND
        Wamapnoag Plaza (2)                                2000          7 - 40    (1)
     SOUTH CAROLINA
        East Main Centre (2)                               2000          7 - 40    (1)
        Park Centre (2)                                    2000          7 - 40    (1)
     TENNESSEE
        Meeting Square                                     2000          7 - 40    (1)
     VIRGINIA
        Culpepper Town Mall (2)                            2000          7 - 40    (1)
        Marumsco-Jefferson Plaza                           2000          7 - 40    (1)
        Statler Crossing                                   2000          7 - 40    (1)
OFFICE BUILDINGS
        Springfield Office, New Jersey                     2003          7 - 40    (1)
        Plymouth Plaza, Pennsylvania                       1997          7 - 40    (1)


(1) - Real Estate is depreciated over the estimated useful lives of the assets (7 to 40 years) on the straight-line method.

(2) - Real estate pledged as collateral for the Credit Facility. As of December 31, 2003, the outstanding balance on the Credit Facility was $1,988,000.

(3) - Total encumbrances does not include the $1,988,000 balance of the Credit Facility.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
             Schedule III - Real Estate and Accumulated Depreciation
                                December 31, 2003
                                 (in thousands)



The changes in total real estate for the three years ended December 31, 2003, are as follows:

                                             2003               2002               2001
Balance, beginning of year                 $ 739,679          $ 723,247          $ 702,447
New property acquisitions                     38,397              9,447             15,129
Capital improvements                          18,027              9,712             13,681
Reclass for property held for sale              (475)                --                 --
Sale of real estate                              627             (2,727)            (8,010)
                                           ---------          ---------          ---------

Balance, end of  period                    $ 796,255          $ 739,679          $ 723,247
                                           =========          =========          =========




The changes in accumulated depreciation for the three years ended December 31, 2003, are as follows:

                                            2003              2002              2001
Balance, beginning of year                 $ 48,811          $ 32,349          $ 17,166
Depreciation for the year                    17,960            16,579            15,311
Reclass for property held for sale             (475)               --                --
Sale of real estate                            (980)             (117)             (128)
                                           --------          --------          --------

Balance, end of  period                    $ 65,316          $ 48,811          $ 32,349
                                           ========          ========          ========

                     KRAMONT REALTY TRUST AND SUBSIDIARIES
                   Schedule IV - Mortgage Loans on Real Estate
                                December 31, 2003
                                 (in thousands)

                                                        Final                                Face          Carrying
                                         Interest     Maturity                             Amount of       Amount of
 Description                               Rate         Date       Periodic Payment Terms  Mortgages     Mortgages (a)
---------------------------------------  ---------   ----------    ----------------------  -----------   -------------
Permanent -
     Recreation Facilities
     Century Village at:
          Boca Raton, FL                  13.25%     12/31/2011    Level P&I due monthly   $ 12,533        $  8,480
          West Palm Beach, FL             13.25%     1/15/2012     Level P&I due monthly     18,342          12,412
          Deerfield Beach, FL
            (2nd mortgage)                13.50%     1/15/2012     Level P&I due monthly     13,235           9,028
          Deerfield Beach, FL              8.84%      3/1/2007     Level P&I due monthly      3,485           1,151
                                                                                                           --------

                                                                                                           $ 31,070
                                                                                                           ========

Note: All loans are first mortgages except where noted, there are no prior liens and no delinquent principal or interest.


     (a)  The changes in the carrying amounts are summarized as follows:

                                         2003              2002              2001
Balance, beginning of period           $ 33,340          $ 35,340          $ 37,240
Advances on new mortgage loans               --                --                --
Collections of principal                 (2,270)           (2,000)           (1,900)
                                       --------          --------          --------

Balance, end of  period                $ 31,070          $ 33,340          $ 35,340
                                       ========          ========          ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A.  CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's "disclosure controls and procedures," as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2003 identified in connection with the evaluation thereof by the Company's management, including the Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to the "Election of Trustees", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's Proxy Statement in connection with its annual meeting of shareholders to be held on June 10, 2004.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to the "Executive Compensation" section of the Company's Proxy Statement in connection with its annual meeting of shareholders to be held on June 10, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Incorporated herein by reference to the "Security Ownership of Certain Beneficial Owners and Management" section of the Company's Proxy Statement in connection with its annual meeting of shareholders to be held on June 10, 2004, and by reference to the "Securities Authorized for Issuance Under Equity Compensation Plans" section of Item 5.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to the "Certain Relationships and Related Transactions" section of the Company's Proxy Statement in connection with its annual meeting of shareholders to be held on June 10, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to the "Principal Accountant Fees and Services" section of the Company's Proxy Statement in connection with its annual meeting of shareholders to be held on June 10, 2004.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)   List of Consolidated Financial Statements:

          Report of Independent Certified Public Accountants

          Consolidated Balance Sheets - December 31, 2003 and 2002

          Consolidated Statements of Income - Years Ended December 31, 2003, 2002, and 2001

          Consolidated Statements of Other Comprehensive Income - Years Ended December 31, 2003, 2002, and 2001

          Consolidated Statements of Beneficiaries' Equity - Years Ended December 31, 2003, 2002, and 2001

          Consolidated Statements of Cash Flows - Years Ended December 31, 2003, 2002, and 2001

          Notes to Consolidated Financial Statements

     (2)  List of Consolidated Financial Statements Schedules:

          Schedule III - Real Estate and Accumulated Depreciation

          Schedule IV - Mortgage Loans on Real Estate

     (3)  See Exhibit Index at section (c) of this Item 15.

(b) Reports on Form 8-K:

               On November 13, 2003, the Company furnished a Current Report on Form 8-K, reporting under Item 12 - "Results of Operations and Financial Condition" that the Company announced its consolidated financial results for the quarter ended September 30, 2003.

               On December 29, 2003, the Company filed a Current Report on Form 8-K, reporting under Item 5 - "Other Events" that the Company filed a Supplemental Prospectus pursuant to Rule 424(b) of the Securities Act of 1933. The Supplemental Prospectus describes the issuance and sale to the public of 2,400,000 of the Company's 8.25% Series E Cumulative Preferred Shares of Beneficial Interest in a public offering at $25.00 per share.

               On December 30, 2003, the Company filed a Current Report on Form 8-K, reporting under Item 5 - "Other Events" that the Company entered into a Purchase Agreement with various Purchasers, Investment Advisers and Broker-Dealers named in the Purchase Agreement, pursuant to which the Company agreed to issue and sell 2,400,000 of the Company's 8.25% Series E Cumulative Preferred Shares of Beneficial Interest in a public offering at $25.00 per share, for an aggregate purchase price of $60,000,000.

               On December 31, 2003, the Company filed a Current Report on Form 8-K, reporting under Item 5 - "Other Events" that the Company announced the redemption of all of the Company's 9.5% Series D Cumulative Redeemable Preferred Shares of beneficial interest, effective January 30, 2004, for $25.00 per share plus accrued and unpaid distributions through such date of $0.066 per share.

               Information in any of our Current Reports on Form 8-K furnished under Item 12, "Results of Operations and Financial Condition," shall not be deemed to be "filed" for the purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be incorporated by reference into a filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

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

3.3 Articles Supplementary of Kramont Realty Trust. (Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form 8-A, filed with the Commission on December 29, 2003.)

3.4 Articles Supplementary of Kramont Realty Trust. (Incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K, filed with the Commission on February 23, 2004.)

4.1 Specimen certificate for Common Shares of Beneficial Interest, par value $0.01 per share. (Incorporated by reference to Exhibit 4.1 of Kranzco's Registration Statement on Form S-1 No. 33-49434.)

4.2 Specimen certificate for 9.75% Series B-1 Cumulative Convertible Preferred Shares of Beneficial Interest, par value $0.01 per share. (Incorporated by reference to Exhibit 3.4 of Kranzco's Registration Statement on Form 8-A, filed with the Commission on March 7, 1997.)

4.3 Specimen certificate for 8.25% Series E Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form 8-A, filed with the Commission on December 29, 2003.)

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

10.42 * Kranzco Realty Trust 1992 Trustees Share Option Plan, as amended. (Incorporated by reference to Exhibit 10.11 of Kranzco's Annual Report on Form 10-K for the fiscal year ended December 31,1992.)

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

10.70 * Kramont Realty Trust 2000 Incentive Plan. (Incorporated by reference from Appendix F to the Joint Proxy
                  Statement/Prospectus contained in the Company's Registration Statement on Form S-4 filed with the Commission on April 10, 2000 (File No. 333-34482)).

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

10.73 * Employment Agreement between the Company and Louis P. Meshon, Sr. dated as of June 16, 2000. (Incorporated by reference from Exhibit M to the Joint Proxy Statement/Prospectus contained in the Company's Registration Statement on Form S-4 filed with the Commission on April 10, 2000 (File No. 333-34482)).

10.74 *           Employment Agreement between the Company and Norman M.
                  Kranzdorf dated as of June 16, 2000. (Incorporated by reference from Exhibit L to the Joint Proxy
                  Statement/Prospectus contained in the Company's Registration Statement on Form S-4 filed with the Commission on April 10, 2000 (File No. 333-34482)).

10.74A *          Termination Agreement between the Company and Norman M.
                  Kranzdorf dated as of July 14, 2003. (Incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K, filed with the Commission on July 14, 2003.)

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

10.76 Form of Guaranty of Recourse Obligations of Borrower by the Company, Kramont Operating Partnership, L.P., Montgomery CV Realty L.P. (incorporated by reference to Exhibit 5.2 to the Company's Current Report on Form 8-K, dated August 10, 2001)

10.77 *           Employment Agreement between the Company and George S.
                  Demuth dated as of June 16, 2000. (Incorporated by reference to Exhibit 10.77 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

10.78 * Employment Agreement between the Company and Etta M. Strehle dated as of June 16, 2000. (Incorporated by reference to Exhibit 10.78 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

10.79 * Employment Agreement between the Company and Carl. E. Kraus dated as of March 21, 2002. (Incorporated by reference to Exhibit 10.79 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

10.80 $190,000,000 Mortgage Loan Application dated October 22, 2002 by and between Kramont Operating Partnership, L.P., as applicant, and Metropolitan Life Insurance Company, as lender. (Incorporated by reference to Exhibit 10.80 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

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

10.82 $190,000,000 Mortgage Loan Agreement dated June 16, 2003 between the Company and Metropolitan Life Insurance Company.

10.83* Kramont Realty Trust Executive Officer Stock Option Plan (Formerly the Montgomery CV Trust Executive Officer Stock Option Plan).

10.84* Kramont Realty Trust 1997 Stock Option Plan (Formerly the Drexel Realty Inc. 1997 Stock Option Plan).

10.85* Kramont Realty Trust Non-Employee Director 1998 Stock Option Plan (Formerly the CV Reit, Inc. Non-Employee Director 1998 Stock Option Plan).

10.86* Second Amendment to Employment Agreement between the Company and Carl. E. Kraus dated as of July 1, 2003.

10.87* Second Amendment to Employment Agreement between the Company and George S. Demuth dated as of July 1, 2003.

10.88* Third Amendment to Employment Agreement between the Company and Etta M. Strehle dated as of July 1, 2003.

11                Statement regarding computation of per share earnings.
                  Omitted; computation can be clearly determined from material contained in the report.

21                Subsidiaries of the Company.

23.1              Consent of BDO Seidman, LLP.

31.1 Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1              Certification by Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2              Certification by Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                 Management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                KRAMONT REALTY TRUST

March 15, 2004                  /s/ Louis P. Meshon, Sr.
                                By: ________________________________________
                                Louis P. Meshon, Sr., President and Chief
                                Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 15, 2004                  /s/ H. Irwin Levy
                                --------------------------------------------
                                H. Irwin Levy, Chairman of the Board and Trustee

March 15, 2004                  /s/ Louis P. Meshon, Sr.
                                --------------------------------------------
                                Louis P. Meshon,  Sr.,  President,  Chief
                                Executive Officer and Trustee (principal
                                executive officer)

March 15, 2004                  /s/ Carl E. Kraus
                                --------------------------------------------
                                Carl E. Kraus, Chief Financial Officer,
                                Chief Investment  Officer,  and Treasurer
                                (principal financial officer)

March 15, 2004                  /s/ George S. Demuth
                                --------------------------------------------
                                George S. Demuth, Chief Operating Officer
                                and Executive Vice President

March 15, 2004                  /s/ Etta M. Strehle
                                --------------------------------------------
                                Etta M. Strehle, Chief Accounting Officer

March 15, 2004                  /s/ Bernard J. Korman
                                --------------------------------------------
                                Bernard J. Korman, Trustee

March 15, 2004                  /s/ Norman M. Kranzdorf
                                --------------------------------------------
                                Norman M. Kranzdorf, Trustee

March 15, 2004                  /s/ Milton S. Schneider
                                --------------------------------------------
                                Milton S. Schneider, Trustee

March 15, 2004                  /s/ E. Donald Shapiro
                                --------------------------------------------
                                E. Donald Shapiro, Trustee

March 15, 2004                      /s/ Alan L. Shulman
                                    --------------------------------------------
                                    Alan L. Shulman, Trustee