Form 10-Q
period 2004-03-31
KRAMONT REALTY TRUST
filed 2004-05-07
CIK 1111205

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    ---------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                      For the quarter ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from               to
                                   -------------    ---------------

                         Commission File Number: 1-15923

                              KRAMONT REALTY TRUST
             ------------------------------------------------------
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
                             (dollars in thousands)

                                                                                   (unaudited)
                                                                                 March 31, 2004         December 31, 2003
                                                                                 ---------------        -----------------
                                ASSETS

Real estate - income producing, net of accumulated depreciation                  $       745,231        $         724,668
Properties held for sale                                                                       -                    6,271
Mortgage notes receivable                                                                 30,663                   31,070
Investments in unconsolidated affiliates                                                   9,241                    8,880
Cash and cash equivalents (includes $903 restricted in both periods)                       7,744                    9,196
Other assets                                                                              29,316                   30,626
                                                                                 ---------------        -----------------
                               Total assets                                      $       822,195        $         810,711
                                                                                 ===============        =================

               LIABILITIES AND BENEFICIARIES' EQUITY

LIABILITIES:
Mortgages and notes payable                                                      $       498,314        $         451,071
Accounts payable and other liabilities                                                    16,142                   17,002
Distributions payable                                                                     10,611                    9,989
                                                                                 ---------------        -----------------
                               Total liabilities                                         525,067                  478,062
                                                                                 ---------------        -----------------

Minority interests in Operating Partnerships                                              17,349                   18,802
                                                                                 ---------------        -----------------

BENEFICIARIES' EQUITY:

Preferred shares of beneficial interest                                                       40                       54
Common shares of beneficial interest, $0.01 par value; authorized
96,683,845 shares; outstanding, 24,090,125 and 24,054,925 as of March 31,
2004 and December 31, 2003, respectively                                                     241                      241
Additional paid-in capital                                                               292,932                  308,426
Retained earnings                                                                         (6,551)                  14,595
Accumulated other comprehensive income loss                                                 (371)                    (477)
Treasury stock, cumulative preferred shares of beneficial interest Series
A-1, 11,155 shares, at cost                                                               (6,070)                  (6,070)
Treasury stock,  Redeemable preferred shares of beneficial interest Series
D, 146,800 shares, at cost                                                                     -                   (2,349)
                                                                                 ---------------        -----------------

                                                                                         280,221                  314,420

  Unearned compensation on restricted shares of beneficial interest                         (442)                    (573)
                                                                                 ---------------        -----------------
                    Total beneficiaries' equity                                          279,779                  313,847
                                                                                 ---------------        -----------------
                    Total liabilities and beneficiaries' equity                  $       822,195        $         810,711
                                                                                 ===============        =================

          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                   Three Months Ended
                                                                       March 31,
                                                             --------------------------------
                                                                 2004                2003
                                                             ------------        ------------
Revenues:
  Rent                                                       $     29,076        $     26,986
  Interest, principally from mortgage notes                         1,033               1,126
  Management fees                                                     174                   -
                                                             ------------        ------------
                                                                   30,283              28,112
                                                             ------------        ------------
Expenses:
  Interest                                                          7,724               8,280
  Operating                                                         9,731               9,261
  Depreciation and amortization                                     4,841               4,387
  General and administrative                                        2,453               2,198
                                                             ------------        ------------
                                                                   24,749              24,126
                                                             ------------        ------------
                                                                    5,534               3,986
Equity in income of unconsolidated affiliates                         283                 149
Minority interests in income of Operating Partnerships                910                (164)
                                                             ------------        ------------
Income from continuing operations                                   6,727               3,971
                                                             ------------        ------------
Results from discontinued operations:
  Income from operations of properties sold or held
  for sale                                                             22                 (36)
  Gain (loss) on sale of properties                                    (4)              1,683
  Minority interest in discontinued operations                         (1)               (112)
                                                             ------------        ------------
Income from discontinued operations                                    17               1,535
                                                             ------------        ------------
Net income                                                          6,744               5,506
Preferred share distribution                                       (2,370)             (1,703)
Charge for redemption of preferred shares                         (17,691)                  -
                                                             ------------        ------------
Income (loss) to common shareholders                         $    (13,317)       $      3,803
                                                             ============        ============
Per common share:
  Income (loss) from continuing operations, basic            $       (.55)       $        .10
  Income from discontinued operations, basic                 $          -        $        .06
                                                             ------------        ------------
Total net income (loss) per share, basic                     $       (.55)       $        .16
                                                             ============        ============
  Income (loss) from continuing operations, diluted          $       (.55)       $        .10
  Income from discontinued operations, diluted               $          -        $        .06
                                                             ------------        ------------
Total net income (loss) per share, diluted                   $       (.55)       $        .16
                                                             ============        ============
  Dividends declared                                         $       .325        $       .325
                                                             ============        ============
  Average common shares outstanding:
    Basic                                                      24,068,571          23,353,688
                                                             ============        ============
    Diluted                                                    24,151,007          23,383,647
                                                             ============        ============

              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
                             (dollars in thousands)
                                   (unaudited)

                                                                 Three Months Ended March 31,
                                                               --------------------------------
                                                                   2004                2003
                                                               ------------        ------------
Net income                                                     $      6,744        $      5,506
Change in fair value of cash flow hedges                               (190)                (96)
Reclassification adjustment for hedge losses included in
net income                                                              296                 312
                                                               ------------        ------------
Other comprehensive income                                     $      6,850        $      5,722
                                                               ============        ============

           See accompanying notes to consolidated financial statements

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                   Three months Ended
                                                                                       March 31,
                                                                            --------------------------------
                                                                                2004                2003
                                                                            ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities                                   $     10,100        $      7,179
                                                                            ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections on mortgage notes receivable                                           407                 359
  Acquisitions of real estate - income producing                                 (19,894)                  -
  Capital improvements including development costs                                (5,086)             (3,150)
  Net proceeds from the sale of real estate                                        6,228               4,152
  Distributions from unconsolidated affiliates                                       571                 211
  Investment in unconsolidated affiliates                                            (10)                  -
                                                                            ------------        ------------
Net cash provided by (used in) investing activities                              (17,784)              1,572
                                                                            ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                         2,700                   -
  Repayments of borrowings                                                       (20,457)             (2,363)
  Net proceeds (repayments) from line of credit                                   65,000              (4,000)
  Cash distributions paid on common shares                                        (7,818)             (7,593)
  Cash distributions paid on preferred shares                                     (1,760)             (1,703)
  Cash received from preferred share issuance                                     10,046                   -
  Cash received from stock options exercised                                         434               3,970
  Repurchase of preferred shares                                                 (41,330)                  -
  Distributions to minority interests                                               (541)               (541)
  Deferred financing costs                                                           (42)               (195)
                                                                            ------------        ------------
Net cash provided by (used in) financing activities                                6,232             (14,125)
                                                                            ------------        ------------

Net decrease in unrestricted cash and cash equivalents                            (1,452)             (5,374)
Unrestricted cash and cash equivalents at the beginning of the period              8,293              16,486
                                                                            ------------        ------------
Unrestricted cash and cash equivalents at the end of the period             $      6,841        $     11,112
                                                                            ============        ============

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                    $      8,174        $      8,514
                                                                            ============        ============

          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS

Kramont Realty Trust, a Maryland real estate investment trust ("Kramont"), is a self-administered, self-managed equity real estate investment trust ("REIT") which is engaged in the ownership, acquisition, development, redevelopment, management and leasing of primarily community and neighborhood shopping centers. Kramont does not directly own any assets other than its interest in Kramont Operating Partnership, L.P. ("Kramont OP") and conducts its business through Kramont OP and its affiliated entities, including Montgomery CV Realty, L.P. ("Montgomery OP", together with Kramont OP and their wholly-owned subsidiaries, hereinafter collectively referred to as the "OPs", which together with Kramont are hereinafter referred to as the "Company"). The OPs, directly or indirectly, own all of the Company's assets, including its interest in shopping centers. Accordingly, the Company conducts its operations through an Umbrella Partnership REIT ("UPREIT") structure. As of March 31, 2004, Kramont owned 93.58% of Kramont OP and is its sole general partner. As of March 31, 2004, Kramont OP indirectly owned 99.87% of the limited partnership interest of Montgomery OP and owned 100% of its sole general partner. As of March 31, 2004, the OPs owned and operated eighty-one shopping centers and two office buildings, managed four shopping centers for third parties and four shopping centers in connection with a joint venture, located in 16 states aggregating approximately 12.2 million leasable square feet.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information please refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Certain 2003 income statement amounts have been reclassified to conform to current year presentation. These reclassifications had no impact on net income to common shareholders as previously reported.

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

In July 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. SFAS 150 requires the shares that are mandatorily redeemable for cash or other assets at a specified or determinable date or upon an event certain to occur, be classified as liabilities, not as part of shareholders equity. This pronouncement does not currently apply to the Company.

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

Solely for the purpose of providing the pro forma information required by SFAS 123, the Company estimates the fair value of each stock option grant by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected lives of ten years dividend yield of 8.70%, volatility at 30%, risk free interest rate of 5.05% for 2003.

Under accounting provisions of SFAS 123, the Company's net income to common shareholders and net income per common share, would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                      Three Months Ended
                                                                          March 31,
                                                                         (unaudited)
                                                                   ------------------------
                                                                     2004            2003
                                                                   --------        --------
Net income (loss) to common shareholders
    Income (loss) to common shareholders, as reported              $(13,317)       $  3,803
    Stock-based employee compensation expense included in
     reported income                                                    131             126
    Fair value of stock options and restricted stock awards            (135)           (130)
                                                                   --------        --------
Pro forma                                                          $(13,321)       $  3,799
                                                                   ========        ========
Total net income (loss) income per share, basic and diluted:
    As reported                                                    $   (.55)       $    .16
                                                                   ========        ========
    Pro forma                                                      $   (.55)       $    .16
                                                                   ========        ========

(3) DISCONTINUED OPERATIONS

On March 19, 2004, the Company sold an 83,000 square foot shopping center in Capitol Heights, Maryland. The sale price of the shopping center was $7 million with net proceeds of approximately $1.2 million after the repayment of debt in the amount of $5.2 million. The Company recognized a loss of approximately $4,000.

The result of operations from this property, along with other properties sold in 2003, is reported as income from operations of properties sold or held for sale.

(4) REAL ESTATE

(a) Real Estate is located in 16 states and consists of (in thousands):

                                          March 31, 2004         December 31, 2003
                                          ---------------        -----------------
Income producing:
Land                                      $       138,655        $         134,928
Shopping centers                                  670,520                  648,183
Office buildings                                    5,973                    6,873
                                          ---------------        -----------------

Total                                             815,148                  789,984
Less accumulated depreciation                     (69,917)                 (65,316)
                                          ---------------        -----------------

Real estate - income producing, net       $       745,231        $         724,668
                                          ===============        =================

Properties held for sale:
Land                                      $             -        $           1,371
Shopping centers, net                                   -                    4,900
                                          ---------------        -----------------

Properties held for sale                  $             -        $           6,271
                                          ===============        =================

(b) On February 17, 2004, the Company completed the acquisition of a 203,000 square foot shopping center in Worcester, Massachusetts for a purchase price of $19.9 million including transaction costs. The center is 99% occupied and is anchored by a 67,000 square foot supermarket. The shopping center was initially funded using cash and the property was subsequently pledged as collateral under the Credit Facility.

c) Real Estate with a net book value of $671.1 million at March 31, 2004, is pledged as collateral for borrowings (see Note 6).

(5) MORTGAGE NOTES RECEIVABLE

At March 31, 2004, the Company's mortgage notes receivable amounted to $30.7 million including an aggregate of $8.4 million due from H. Irwin Levy, a Trustee. They are secured by first mortgages on the recreation facilities at three Century Village adult condominium communities in southeast Florida (collectively, the "Recreation Notes"). As of March 31, 2004, none of the mortgage notes were delinquent.

The Recreation Notes provide for self-amortizing equal monthly principal and interest payments in the aggregate amount of $6.5 million per annum, through January 2012, and bear interest ranging from 8.84% to 13.5%. The Recreation Notes are pledged as collateral for certain borrowings (see Note 6). Two of the Recreation Notes are prepayable in 2007.

(6) BORROWINGS

Borrowings consist of (in thousands):

                                                                                                March 31,         December 31,
                                                                                                  2004                2003
                                                                                              ------------        ------------
Mortgage notes payable through June 2013, interest fixed at a rate of 6.12% per annum,
collateralized by mortgages on fifteen shopping centers.                                      $    190,000        $    190,000

Mortgage notes, net of unamortized premium of $2.2 million and $2.3 million for
2004 and 2003, respectively, payable through August 2014, interest ranging from
2.69% to 9.22% per annum, collateralized by mortgages on twenty-three shopping centers.            165,551             182,107

Mortgage notes payable through October 2008, interest fixed at 7.00% per annum,
collateralized by mortgages on nine shopping centers.                                               62,125              62,338

Mortgage notes payable through December 2005, interest at borrower's election of prime plus .25% or one, three or six month LIBOR plus a minimum of 1.75% to a maximum of 2.25% (blended rate of 3.38% at March 31, 2004), collateralized by
mortgages on seventeen shopping centers.                                                            66,988               1,988

Collateralized Mortgage Obligations, net of unamortized discount of $89,000 and
$102,000, respectively, payable through March 2007, interest fixed at 8.84%
per annum, collateralized by certain of the Recreation Notes (see Note 5).                          13,650              14,638
                                                                                              ------------        ------------

Totals                                                                                        $    498,314        $    451,071
                                                                                              ============        ============

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

In July 2003, the Company formed a joint venture with Tower Fund ("Tower'), for the purpose of acquiring real estate assets. Tower is a commingled separate account available through annuity contracts of Metropolitan Life Insurance Company (New York, New York) and managed by SSR Realty Advisors. The Company administers the day-to-day affairs of the joint venture which is owned 80% by Tower and 20% by the Company. The joint venture owns four shopping centers comprising 553,000 square feet in Vestal, New York. The joint venture properties are all 100% occupied and were purchased by the joint venture for $69.7 million plus transaction costs. The properties were purchased using $43.7 million in non-recourse debt and the balance in cash. The Company's equity contribution to the joint venture was approximately $6 million including transaction costs.

The Company owns a 95% economic interest in Drexel Realty, Inc. ("Drexel"), which is engaged in the leasing and management of real estate. As of March 31, 2004, Drexel managed four properties in Pennsylvania and New Jersey owned by third parties. Currently, the Company owns 1% of the voting stock and 100% of the non-voting stock. 99% of the voting stock of Drexel is beneficially owned by Mr. Louis P. Meshon, Sr., a Trustee, and held in a voting trust. Mr. Meshon currently serves as President of Drexel.

The Company accounts for its investments in unconsolidated affiliates using the equity method except for, effective January 1, 2004, Drexel is reported on a consolidated basis in accordance with FIN 46.

(8) BENEFICIARIES' EQUITY

On April 3, 2002, the Company filed a Shelf Registration Statement on Form S-3 ("Shelf Registration") to register $150 million in common and preferred shares of beneficial interest, depository shares, warrants and debt securities. The Shelf Registration Statement became effective April 17, 2002.

On January 30, 2004, the Company redeemed all of its outstanding 9.5% Series D Cumulative Redeemable Preferred Shares of beneficial interest for $25.00 per share plus accrued and unpaid distributions though January 30, 2004 of $0.066 per share. The total outstanding shares redeemed were 1,653,200 with a par value of $.01 per share. At this time, the Company retired all 1,800,000 shares of Series D preferred shares originally issued. In connection with the redemption of the Series D preferred shares, the Company's first quarter 2004 results reflect a reduction in income to common shareholders of beneficial interest of approximately $17.7 million. This reduction will be taken in accordance with the July 31, 2003 Securities and Exchange Commission interpretation of FASB-EITF Abstract Topic No. D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock" ("Topic D-42"). Under Topic D-42, the difference between the carrying amount of the shares and the redemption price must be recorded as a reduction in income to shareholders of beneficial interest and, therefore, will impact net income per share.

On February 27, 2004 under the Shelf Registration, the Company sold 400,000 of its 8.25% Series E Cumulative Redeemable Preferred Shares to certain investment advisory clients of Cohen & Steers Capital Management, Inc. for net proceeds of $10.1 million. Shares were priced at $25.50 and the purchasers paid accrued dividends of $.3306 per share. There were no placement or underwriting fees associated with the transaction. The Company will use the $10.1 million for general corporate purposes.

(9) SUBSEQUENT EVENTS

On April 8, 2004, the Company filed a post-effective amendment to the Shelf Registration statement. As of that date, the Company had issued common shares and preferred shares registered under the Shelf Registration with an aggregate initial offering price of $131,586,500, leaving securities with an aggregate maximum initial offering price of $18,413,500 unsold under the Shelf Statement (the "Remaining Amount"). The Company removed from registration the Remaining Amount of securities registered but unsold under the Shelf Statement.

On April 8, 2004, the Company filed a Shelf Registration Statement on Form S-3 ("New Shelf Registration") to register $250 million in common and preferred shares of beneficial interest, depository shares, warrants and debt securities. The New Shelf Registration statement became effective April 21, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 and 2003

Net Income

For the quarter ended March 31, 2004, net loss to holders of common shares of beneficial interest was $13.3 million or $.55 per common share compared to net income to holders of common shares of beneficial interest of $3.8 million or $.16 per common share for the same period of 2003. On January 30, 2004, the Company redeemed all of its outstanding 9.5% Series D Cumulative Redeemable Preferred Shares of beneficial interest for $25.00 per share plus accrued and unpaid distributions though January 30, 2004 of $0.066 per share. The total outstanding shares redeemed were 1,653,200 with a par value of $.01 per share. At this time, the Company retired all 1,800,000 shares of Series D preferred shares originally issued. In connection with the redemption of the Series D preferred shares, the Company's first quarter 2004 results reflect a reduction in income to common shareholders of beneficial interest of approximately $17.7 million. This reduction was taken in accordance with the July 31, 2003 Securities and Exchange Commission interpretation of FASB-EITF Abstract Topic No. D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock" ("Topic D-42"). Under Topic D-42, the difference between the carrying amount of the shares and the redemption price must be recorded as a reduction in income to common shareholders of beneficial interest and, therefore, impacts net income per share. Net income (loss) per share was also impacted by the increase in the weighted average of common shares of beneficial interest

During the quarter ended March 31, 2004, rent revenue and operating expenses increased by $2.1 million and $470,000, respectively (a net rental income increase of $1.6 million). The rent revenue increase is primarily due to increased base rentals and recoveries of operating expense in the existing portfolio in the amount of $870,000 and an increase in rental revenue of $1.7 million resulting from the acquisition of six income-producing properties (three on April 3, 2003, one on July 24, 2003, one on July 25, 2003 and one on February 17, 2004), offset by the loss of rent from tenant bankruptcies in the amount of $440,000. Operating expenses increased during the first quarter of 2004 primarily due to an increase in general maintenance expense in the amount of $350,000, an increase in real estate tax expense in the amount of $310,000, an increase in insurance expense in the amount of $85,000, an increase in utility expense in the amount of $40,000, and additional operating expense of $425,000 as a result of the purchase of the six income-producing properties, offset by a decrease in snow removal costs in the amount of $740,000.

Interest income decreased by $93,000 during the first quarter of 2004, of which $73,000 is attributable to scheduled repayments of mortgage notes receivable (see Note 5 to our consolidated financial statements) which are long term and require self-amortizing payments through 2012, and lower interest earned on cash deposits in the amount of $20,000 as a result of lower rates.

Interest expense decreased by $556,000 during the first quarter of 2004 primarily of which approximately $1.6 million was a result of a decrease in rates on the Company's variable and fixed rate debt and the repayment of borrowings, offset by an increase in interest expense in the amount of $275,000 as a result of the debt assumed for the purchase of the income-producing properties, an increase in interest expense in the amount of $500,000 as a result of higher debt levels on the Company's lines of credit, and an increase in the amortization expense of deferred finance costs in the amount of approximately $220,000.

Depreciation and amortization increased by $454,000, primarily due to additional expense of $277,000 as a result of capital expenditures and the additional expense of $177,000 as a result of the purchase of the six income-producing properties.

Equity in income of unconsolidated affiliates increased by $134,000 primarily due the Company's 20% investment in a joint venture located in Vestal, NY in July 2003.

General and administrative expenses increased by $255,000, primarily due to higher payroll related expenses in the amount of $80,000, an increase in information technology expense of $40,000, and an additional expense in the amount of $150,000 due to the consolidation of Drexel in accordance with FASB Interpretation No. 46.

Income from discontinued operations was $17,000 for the first quarter of 2004 compared to income of $1.5 million for the first quarter of 2003. The 2004 amount included a loss from the sale of real estate in the amount of $4,000. The 2003 amount consists of the net income from properties sold in 2004 and 2003, as well as the properties held for sale.

Preferred share distribution increased by $667,000 as a result of the issuance of 2.4 million shares of Series E preferred shares on December 30, 2003 and 400,000 shares of Series E preferred shares on February 27, 2004, offset by the redemption of Series D preferred shares on January 30, 2004.

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

The following schedule reconciles FFO to net income (in thousands):

                                                                Three Months Ended
                                                                     March 31,
                                                                   (unaudited)
                                                             ------------------------
                                                               2004            2003
                                                             --------        --------
Net income (loss) to common shareholders (1)                 $(13,317)       $  3,803
Depreciation and amortization of real property (2) (3)          4,615           4,220
Loss on sale of income-producing real estate (4)                    3               -
                                                             --------        --------
FFO                                                          $ (8,699)       $  8,023
                                                             ========        ========

(1) Includes a reduction in income to common shareholders of beneficial interest of approximately $16.6 million, net of minority interest, in connection with the redemption of the Company's 9.5% Series D Cumulative Redeemable Preferred Shares of beneficial interest in accordance with Topic D-42 for the three months ended March 31, 2004.

(2) Net of minority interests of $319 and $306, respectively, for the three months ended March 31, 2004 and March 31, 2003.

(3) Depreciation related to unconsolidated affiliates of $118 and $43, respectively, for the three months ended March 31, 2004 and March 31, 2003.

(4) Net of amounts attributable to minority interests $(1) for the three months ended March 31, 2004.

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

                         LIQUIDITY AND CAPITAL RESOURCES

Consolidated Statements of Cash Flows

Net cash provided by operating activities, as reported in the Consolidated Statements of Cash Flows, amounted to $10.1 million for the three months ended March 31, 2004 compared to $7.2 million for the same period in 2003. The increase in cash flow is primarily due to an increase in the net operating income in the amount of $1.7 million in the first three months of 2004 compared the same period in 2003, a decrease in accounts payable and other liabilities of $750,000 in the first three months of 2004 compared to an decrease of $1.1 million for the same period in 2003, and a decrease in other assets in the amount of $935,000 for the first three months of 2004 compared to a decrease of $85,000 million for the same period in 2003.

Net cash used in investing activities for the three months ended March 31, 2004 amounted to $17.8 million, compared to net cash provided by investing activities of $1.6 million for the same period in 2003. The 2004 amounts reflect $5.1 million used for capital improvements, and $19.9 million used for acquisitions, offset by net proceeds from the sale of real estate in the amount of $6.2 million, $407,000 of collections on mortgage notes receivable, and $571,000 of distributions from unconsolidated affiliates. The 2003 amounts reflect net proceeds from the sale of real estate in the amount of $4.2 million, $359,000 of collections on mortgage notes receivable, and $211,000 of distributions from unconsolidated affiliates, offset by $3.2 million used for capital improvements.

Net cash provided by financing activities was $6.2 million for the three months ended March 31, 2004 compared to cash used in financing activities of $14.1 million in the same period in 2003. The 2004 amounts consist of $47.2 million of net borrowings, $10 million of proceeds from the issuance of preferred shares of beneficial interest and $434,000 received from stock options exercised, partially offset by $41.3 million for the repurchase of preferred shares of beneficial interest, cash distributions of $9.6 million to shareholders, and cash distributions of $541,000 to minority interests. The 2003 amounts consist of cash distributions of $9.3 million to shareholders, $8.1 million of net repayment of borrowings, cash distributions of $541,000 to minority interests, and $195,000 for deferred finance costs offset by $4 million of proceeds from the issuance of common shares of beneficial interest.

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

Borrowings

At March 31, 2004, the Company's contractual obligations are as follows:

                                Payments Due by Period
                                    (in millions)
Less than 1 year          1 to 3 years            4 to 5 years           After 5 years
----------------          ------------            ------------           -------------
$           43.3          $      102.0            $      103.9           $       249.1

At March 31, 2004, borrowings were $498.3 million. Scheduled principal payments over the remainder of this year and the next four years are $249.2 million with $249.1 million due thereafter. Borrowings consist of $427 million of fixed rate indebtedness, with a weighted average interest rate of 6.64% at March 31, 2004, and $71.3 million of variable rate indebtedness with a weighted average interest rate of 3.35% at March 31, 2004. The borrowings are collateralized by a substantial portion of the Company's real estate and three Century Village adult condominium communities in southeast Florida (collectively, the "Recreation Notes"). The Company expects to refinance certain of these borrowings, at or prior to maturity, through new mortgage loans on real estate. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancing can be achieved.

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

Effective December 20, 2002, the Company entered into a loan agreement (the "Loan Agreement") with Fleet National Bank, N.A. on its own behalf and as agent for certain other banks providing for a credit facility (the "Credit Facility"). As of December 30, 2002, the date of the initial funding, the maximum amount of the Credit Facility was then $100 million and the maximum amount the Company could borrow was $68 million based on the current then collateral. The maximum amount of the Credit Facility was increased to $125 million on March 19, 2003, under the terms and conditions of the Loan Agreement. The Borrowing Base available to Kramont OP under the Credit Facility is subject to increase or decrease from its current amount pursuant to the terms of the Loan Agreement. The Credit Facility is a revolving line of credit with a term of three years and is secured by guarantees by the Company and those of its subsidiaries who have provided mortgages to the lenders, seventeen first mortgages on shopping centers and a first priority security interest in the membership interests and partnership interests of the subsidiary entities. The Credit Facility contains various financial covenants that must be observed. The Company was in compliance with these covenants at March 31, 2004. Credit Facility borrowings bear interest at the Borrower's election of (a) at the prime rate or the prime rate plus 25 basis points based on the leverage ratio of the Company's and Kramont OP's total debt and liabilities to its total asset value, or (b) London InterBank Offered Rate ("LIBOR") plus 175 to 225 basis points based on such ratio. Interest rates may be set for one, three or six-month periods. Advances under the Credit Facility may be used for general corporate purposes and, among other purposes, to fund acquisitions, repayment of all or part of outstanding indebtedness, expansions, renovations, financing and refinancing of real estate, closing costs and for other lawful purposes. The outstanding balance on the Credit Facility was approximately $67 million as of March 31, 2004. Based on the current collateral the Company can borrow an additional $16.6 million as of March 31, 2004.

In 1998, the Company obtained a $65.9 million fixed rate mortgage from Salomon Brothers Realty Corp. This loan is secured by a first mortgage on nine properties acquired by the Company in September 1998. The mortgage loan bears a fixed interest rate of 7% per annum and requires monthly payments of interest and principal based on a 30-year amortization. The loan matures on October 1, 2008. The outstanding balance on the mortgage was approximately $62.1 million as of March 31, 2004. Pursuant to the mortgage loan, the Company is required to make monthly escrow payments for the payment of tenant improvements and repair reserves.

In addition, the Company has twenty-five mortgage loans outstanding as of March 31, 2004 which were primarily assumed in connection with various acquisitions of certain shopping centers. These mortgage loans have maturity dates ranging from 2004 through 2014. Twenty-two of the twenty-five mortgage loans have fixed interest rates ranging from 5.15% to 9.22%. The outstanding principal balance on these mortgage loans at March 31, 2004 was approximately $161.2 million. The remaining three mortgage loans, in the aggregate amount of $4.4 million at March 31, 2004, have variable rates ranging from 2.69% to 6.88%.

The Company has $13.6 million of borrowings consisting of Collateralized Mortgage Obligations, net of unamortized discount, with a fixed effective interest rate of 8.84%which are collateralized by the Recreation Notes and require self-amortizing principal and interest payments through March 2007.

On July 12, 2001, the Company established a secured line of credit in the amount of $3.2 million with Wachovia Bank, N.A. This line is secured by a shopping center and has an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 1.8%. The line of credit matures on October 31, 2004. No amounts were outstanding at March 31, 2004 on this line of credit.

The Company has a line of credit with Wilmington Trust of Pennsylvania in the amount of $3.5 million secured by two shopping centers with an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 1.8%. The line of credit matures on June 30, 2004. At March 31, 2004 there was no outstanding balance on this line of credit.

Acquisitions

On February 17, 2004, the Company completed the acquisition of a 203,000 square foot shopping center in Worcester, Massachusetts for a purchase price of $19.9 million including transaction costs. The center is 99% occupied and is anchored by a 67,000 square foot supermarket. The shopping center was initially funded using cash and the property was subsequently pledged as collateral under the Credit Facility.

Dispositions

On March 19, 2004, the Company sold an 83,000 square foot shopping center in Capitol Heights, Maryland.

The sale price of the shopping center was $7 million with net proceeds of approximately $1.2 million after the repayment debt of $5.2 million. The Company recognized a loss of approximately $4,000.

Capital Resources

On April 3, 2002, the Company filed a Shelf Registration Statement on Form S-3 ("Shelf Registration") to register $150 million in common and preferred shares of beneficial interest, depository shares, warrants and debt securities. The Shelf Registration Statement became effective April 17, 2002.

On January 30, 2004, the Company redeemed all of its outstanding 9.5% Series D Cumulative Redeemable Preferred Shares of beneficial interest for $25.00 per share plus accrued and unpaid distributions though January 30, 2004 of $0.066 per share. The total outstanding shares redeemed were 1,653,200 with a par value of $.01 per share. At this time, the Company retired all 1,800,000 shares of Series D preferred shares originally issued. In connection with the redemption of the Series D preferred shares, the Company's first quarter 2004 results reflect a reduction in income to common shareholders of beneficial interest of approximately $17.7 million. This reduction was taken in accordance with the July 31, 2003 Securities and Exchange Commission interpretation of FASB-EITF Abstract Topic No. D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock" ("Topic D-42"). Under Topic D-42, the difference between the carrying amount of the shares and the redemption price must be recorded as a reduction in income to common shareholders of beneficial interest and, therefore, will impact net income per share.

On February 27, 2004 under the Shelf Registration, the Company sold 400,000 of its 8.25% Series E Cumulative Redeemable Preferred Shares to certain investment advisory clients of Cohen & Steers Capital Management, Inc. for net proceeds of $10.1 million. Shares were priced at $25.50 and the purchasers paid accrued dividends of $.3306 per share. There were no placement or underwriting fees associated with the transaction. The Company will use the $10.1 million for general corporate purposes.

Subsequent Events

On April 8, 2004, the Company filed a post-effective amendment to the Shelf Registration statement. As of that date, the Company had issued common shares and preferred shares registered under the Shelf Registration with an aggregate initial offering price of $131,586,500, leaving securities with an aggregate maximum initial offering price of $18,413,500 unsold under the Shelf Statement (the "Remaining Amount"). The Company removed from registration the Remaining Amount of securities registered but unsold under the Shelf Statement.

On April 8, 2004, the Company filed a Shelf Registration Statement on Form S-3 ("New Shelf Registration") to register $250 million in common and preferred shares of beneficial interest, depository shares, warrants and debt securities. The New Shelf Registration statement became effective April 21, 2004.

Inflation

During recent years, the rate of inflation has remained at a low level and has had minimal impact on the Company's operating results. Most of the tenant leases contain provisions designed to lessen the impact of inflation. These provisions include escalation clauses in certain leases which generally increase rental rates periodically based on stated rental increases which are currently higher than recent cost of living increases, and percentage rentals based on tenant's gross sales, which generally increase as prices rise. Many of the leases are for terms of less than ten years which increases the Company's ability to replace those leases which are below market rates with new leases at higher base and/or percentage rentals. In addition, most of the leases require the tenants to pay their proportionate share of increases in operating expenses, including common area maintenance, real estate taxes, and insurance.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary exposure to market risk is to changes in interest rates. The Company has both fixed and variable rate debt. The Company has $498.3 million of debt outstanding as of March 31, 2004 of which $427 million, or 85.7%, has been borrowed at fixed rates ranging from 5.15% to 9.22% with maturities through 2014. As these debt instruments mature, the Company typically refinances such debt at the current market interest rates which may be more or less than interest rates on the maturing debt. Changes in interest rates have different impacts on the fixed and variable rate portions of the Company's debt portfolio. A change in interest rates impacts the net market value of the Company's fixed rate debt, but has no impact on interest incurred or cash flows on the Company's fixed rate debt. Interest rate changes on variable debt impacts the interest incurred and cash flows but does not impact the net market value of the debt instrument. Based on the variable rate debt of the Company as of March 31, 2004, a 100 basis point increase in interest rates would result in an additional $713,000 in interest incurred per year and a 100 basis point decline would lower interest incurred by $713,000. To ameliorate the risks of interest rate increases, the Company has entered into an interest rate swap agreement in the notional amount of $22.5 million. A 100 basis point increase in interest rates would result in an approximate decrease of $25 million in the fair value of the fixed rate debt and a 100 basis point decline would result in an approximate increase of $25 million in the fair value.

The Company also has $30.7 million of fixed rate mortgage notes receivable. Changes in interest rates impacts the market value of the mortgage notes receivable, but has no impact on interest earned or cash flows. A 100 basis point increase in interest rates would result in a $1 million decrease in the fair value of the mortgage notes receivable and a 100 basis point decline would result in a $1 million increase in the fair value.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's "disclosure controls and procedures," as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2004 identified in connection with the evaluation thereof by the Company's management, including the Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Forward-Looking Statements

Certain statements contained in this Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project", or the negative thereof, or other variations thereon or comparable terminology. Factors which could have a material adverse effect on the operations and future prospects of our company include:

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

You should also carefully consider any other factors contained in this Quarterly Report, including the information incorporated by reference into this Quarterly Report. Unless otherwise indicated, statements herein are made as of the end of the period to which this Quarterly Report relates, and the Company disclaims any obligation to publicly update or revise any forward-looking statement in this Quarterly Report which may thereafter appear to be inaccurate for any reason. You should not rely on the information contained in any forward-looking statements, and you should not expect us to update any forward-looking statements.

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

      None.

ITEM 2. Changes in Securities and Use of Proceeds

(e) Issuer Purchases of Equity Securities

                                                                          (c) Total Number of        (d) Maximum Number (or
                                                                          Shares Purchased             Approximate Dollar
                        (a) Total Number           (b) Average           Pursuant to Publicly       Value) of Shares that May
                            of Shares            Price Paid Per           Announced Plans or         Yet Be Purchased Under
     Period                Purchased                 Share                     Programs               the Plans or Programs
----------------        ----------------         --------------          --------------------       -------------------------
1/1/04 - 1/31/04           1,653,200 (1)            $    25                        0                            0

2/1/04 - 2/29/04                  --                     --                       --                           --

3/1/04 - 3/31/04                  --                     --                       --                           --

(1) On January 30, 2004, the Company redeemed all of its outstanding 9.5% Series D Cumulative Redeemable Preferred Shares of beneficial interest for $25.00 per share plus accrued and unpaid distributions though January 30, 2004 of $0.066 per share.

ITEM 3. Defaults upon Senior Securities

      None.

ITEM 4. Submission of Matters to a Vote of Security Holders

      None.

ITEM 5. Other Information

      Not Applicable.

ITEM 6. Exhibits and Reports on Form 8-K:

(a) Exhibits:

EXHIBIT NO.                                 DOCUMENT
-----------       ------------------------------------------------------------
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

(b) Form 8-K

      On February 23, 2004, the Company filed a Current Report on Form 8-K, dated January 30,

      2004, reporting under Item 5 - "Other Events" - The Company redeemed its outstanding 9.5% Series D Cumulative Redeemable Preferred Shares of beneficial interest, and announced certain other matters.

      On February 27, 2004, the Company filed a Current Report on Form 8-K, reporting under Item 5 - "Other Events" - The Company issued and sold 400,000 of its 8.25% Series E Cumulative Preferred Shares of beneficial interest

      On February 27, 2004, the Company furnished a Current Report on Form 8-K, reporting under Item 12 - "Results of Operations and Financial Condition"
      - Consolidated financial results for the year and quarter ended December 31, 2003.

      On March 3, 2004, the Company furnished a Current Report on Form 8-K, reporting under Item 9 - "Regulation FD Disclosure" - Presentation at Smith Barney Citigroup REIT Conference.

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

                           KRAMONT REALTY TRUST
                           ----------------------------------------------------
                                             (Registrant)

                           /s/ Louis P. Meshon, Sr.
May 6, 2004                ----------------------------------------------------
                           Louis P. Meshon Sr., President

                           /s/ Carl E. Kraus
May 6, 2004                ----------------------------------------------------
                           Carl E. Kraus, Chief Financial Officer and Treasurer