Form 10-Q
period 2004-06-30
KRAMONT REALTY TRUST
filed 2004-08-09
CIK 1111205

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _______________

                         Commission File Number: 1-15923

                              KRAMONT REALTY TRUST
              ------------------------------------------------------
              (Exact name of Registrant as specified in its charter)

           Maryland                                      25-6703702
   ------------------------                ------------------------------------
   (State of Incorporation)                (I.R.S. Employer Identification No.)

     580  West Germantown Pike, Plymouth Meeting, PA             19462
     -----------------------------------------------             -------
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

Number of Common Shares of Beneficial Interest, par value $.01 per share, as of August 6, 2004: 24,138,794

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                         (unaudited)
                                                                        June 30, 2004    December 31, 2003
                                                                        -------------    -----------------
                          ASSETS
Real estate - income producing, net of accumulated depreciation          $    747,852      $    724,668
Properties held for sale                                                            -             6,271
Mortgage notes receivable                                                      21,812            22,590
Mortgage notes receivable - related party                                           -             8,480
Investments in unconsolidated affiliates                                        9,037             8,880
Cash and cash equivalents (includes $904 and $903 as of June 30,
2004 and December 31, 2003, respectively)                                       6,521             9,196
Other assets                                                                   27,008            30,626
                                                                         ------------      ------------
                         Total assets                                    $    812,230      $    810,711
                                                                         ============      ============

               LIABILITIES AND BENEFICIARIES' EQUITY

LIABILITIES:
Mortgages and notes payable                                              $    488,135      $    451,071
Accounts payable and other liabilities                                         18,622            17,002
Distributions payable                                                          10,376             9,989
                                                                         ------------      ------------
                         Total liabilities                                    517,133           478,062
                                                                         ------------      ------------
Minority interests in Operating Partnerships                                   17,176            18,802
                                                                         ------------      ------------

BENEFICIARIES' EQUITY:
Preferred shares of beneficial interest                                            40                54
Common shares of beneficial interest, $0.01 par value; authorized
 96,683,845 shares; outstanding, 24,107,325 and 24,054,925 as of June
 30, 2004 and December 31, 2003, respectively                                     241               241
Additional paid-in capital                                                    293,145           308,426
Retained earnings                                                              (9,040)           14,595
Accumulated other comprehensive income (loss)                                     (73)             (477)
Treasury stock, cumulative preferred shares of beneficial interest
 Series A-1, 11,155 shares, at cost                                            (6,070)           (6,070)
Treasury stock,  Redeemable preferred shares of beneficial interest
 Series D, 146,800 shares, at cost                                                  -            (2,349)
                                                                         ------------      ------------
                                                                              278,243           314,420
  Unearned compensation on restricted shares of beneficial interest              (322)             (573)
                                                                         ------------      ------------
                         Total beneficiaries' equity                          277,921           313,847
                                                                         ------------      ------------
                         Total liabilities and beneficiaries' equity     $    812,230      $    810,711
                                                                         ============      ============

          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                     Three Months Ended         Six Months Ended
                                                                           June 30,                  June 30,
                                                                      2004         2003         2004         2003
                                                                   ----------   ----------   ----------   ----------
Revenues:
  Rent                                                             $   28,089   $   25,979   $   57,165   $   52,965
  Other property income                                                   960            -          960            -
                                                                   ----------   ----------   ----------   ----------
                                                                       29,049       25,979       58,125       52,965
                                                                   ----------   ----------   ----------   ----------
Expenses:
  Operating                                                             8,329        7,633       18,060       16,895
  Depreciation and amortization                                         5,029        4,541        9,870        8,928
  General and administrative                                            2,578        2,376        5,031        4,574
                                                                   ----------   ----------   ----------   ----------
                                                                       15,936       14,550       32,961       30,397
                                                                   ----------   ----------   ----------   ----------
Operating income                                                       13,113       11,429       25,164       22,568
Management and leasing fees                                               127            -          301            -
Interest income                                                           736          794        1,490        1,621
Interest income - related party                                           229          293          508          592
Other income                                                            2,198            -        2,198            -
Equity in income of unconsolidated affiliates                             266          126          549          275
Interest expense                                                       (8,789)      (8,575)     (16,513)     (16,855)
Minority interests in income of Operating Partnerships                   (369)        (161)         541         (325)
                                                                   ----------   ----------   ----------   ----------
Income from continuing operations                                       7,511        3,906       14,238        7,876
                                                                   ----------   ----------   ----------   ----------
Results from discontinued operations:
  Income from operations of properties sold or held for sale                -          147           22          111
  Gain (loss) on sale of properties                                         -          646           (4)       2,329
  Minority interest in discontinued operations                              -          (53)          (1)       (165)
                                                                   ----------   ----------   ----------   ----------
Income from discontinued operations                                         -          740           17        2,275
                                                                   ----------   ----------   ----------   ----------
Net income                                                              7,511        4,646       14,255       10,151
Preferred share distribution                                           (2,165)      (1,703)      (4,535)      (3,405)
Charge for redemption of preferred shares                                   -            -      (17,691)           -
                                                                   ----------   ----------   ----------   ----------
Income (loss) to common shareholders                               $    5,346   $    2,943   $   (7,971)  $    6,746
                                                                   ==========   ==========   ==========   ==========
Per common share:
  Income (loss) from continuing operations, basic                  $      .22   $      .09   $     (.33)  $      .19
  Income from discontinued operations, basic                       $        -   $      .03   $        -   $      .10
                                                                   ----------   ----------   ----------   ----------
Total net income (loss) per share, basic                           $      .22   $      .12   $     (.33)  $      .29
                                                                   ==========   ==========   ==========   ==========
  Income (loss) from continuing operations, diluted                $      .22   $      .09   $     (.33)  $      .19
  Income from discontinued operations, diluted                     $        -   $      .03   $        -   $      .10
                                                                   ----------   ----------   ----------   ----------
Total net income (loss) per share, diluted                         $      .22   $      .12   $     (.33)  $      .29
                                                                   ==========   ==========   ==========   ==========
  Dividends declared                                               $     .325   $     .325   $      .65   $      .65
                                                                   ==========   ==========   ==========   ==========
  Average common shares outstanding:
    Basic                                                          24,097,344   23,740,085   24,082,958   23,547,976
    Effective assumed conversation of share options                    59,041       36,831       59,041       36,831
                                                                   ----------   ----------   ----------   ----------
    Diluted                                                        24,156,385   23,776,916   24,141,999   23,584,807
                                                                   ----------   ----------   ----------   ----------

          See accompanying notes to consolidated financial statements

             CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
                             (dollars in thousands)
                                   (unaudited)

                                                                         Three Months Ended June 30,      Six months Ended June 30,
                                                                         ---------------------------      -------------------------
                                                                            2004            2003            2004            2003
                                                                          --------        --------        --------        --------
Net income                                                                $  7,511        $  4,646        $ 14,255        $ 10,151
Change in fair value of cash flow hedges                                       (82)            (42)             (7)           (138)
Reclassification adjustment for hedge losses included in net income            115             313             411             625
                                                                          --------        --------        --------        --------
Comprehensive income                                                      $  7,544        $  4,917        $ 14,659        $ 10,638
                                                                          ========        ========        ========        ========

           See accompanying notes to consolidated financial statements

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                Six months Ended
                                                                                    June 30,
                                                                              2004            2003
                                                                            --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities                                   $ 24,041        $ 15,815
                                                                            --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections on mortgage notes receivable                                       777             687
  Collections on mortgage notes receivable - related party                       256             224
  Proceeds from sale of mortgage note                                         10,422               -
  Acquisitions of real estate - income producing                             (19,894)         (4,295)
  Capital improvements including development costs                           (10,203)         (9,841)
  Net proceeds from the sale of real estate                                    6,228           7,862
  Change in restricted cash                                                       (1)            785
  Distributions from unconsolidated affiliates                                 1,041             412
  Investment in unconsolidated affiliates                                        (10)              -
  Other                                                                           (1)              -
                                                                            --------        --------
Net cash used in investing activities                                        (11,385)         (4,166)
                                                                            --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                    53,700          17,800
  Repayments of borrowings                                                   (66,636)        (15,159)
  Net proceeds (repayments) from line of credit                               50,000          (4,000)
  Cash distributions paid on common shares of beneficial interest            (15,647)        (15,185)
  Cash distributions paid on preferred shares of beneficial interest          (4,165)         (3,405)
  Proceeds from issuance of common shares of beneficial interest                   -           3,933
  Proceeds from issuance of preferred shares of beneficial interest           10,016               -
  Cash received from share options exercised                                     580             250
  Repurchase of preferred shares of beneficial interest                      (41,330)              -
  Distributions to minority interests                                         (1,082)         (1,082)
  Deferred financing costs                                                      (768)         (2,072)
                                                                            --------        --------
Net cash used in financing activities                                        (15,332)        (18,920)
                                                                            --------        --------
Net decrease in unrestricted cash and cash equivalents                        (2,676)         (7,271)
Unrestricted cash and cash equivalents at the beginning of the period          8,293          16,486
                                                                            --------        --------
Unrestricted cash and cash equivalents at the end of the period             $  5,617        $  9,215
                                                                            --------        --------
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                    $ 16,629        $ 17,844
                                                                            ========        ========
Acquisitions:
  Fair value of assets acquired                                             $      -        $(13,290)
  Liabilities assumed or incurred                                                  -           3,348
  Common shares on beneficial interest issued                                      -           5,647
                                                                            --------        --------
  Cash (paid) for acquisitions                                              $      -        $ (4,295)
                                                                            ========        ========
Restricted share awards                                                     $     97        $      -
                                                                            ========        ========

          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS

Kramont Realty Trust, a Maryland real estate investment trust ("Kramont"), is a self-administered, self-managed equity real estate investment trust ("REIT") which is engaged in the ownership, acquisition, development, redevelopment, management and leasing of primarily community and neighborhood shopping centers. Kramont does not directly own any assets other than its interest in Kramont Operating Partnership, L.P. ("Kramont OP") and conducts its business through Kramont OP and its affiliated entities, including Montgomery CV Realty, L.P. ("Montgomery OP", together with Kramont OP and their wholly-owned subsidiaries, hereinafter collectively referred to as the "OPs", which together with Kramont are hereinafter referred to as the "Company"). The OPs, directly or indirectly, own all of the Company's assets, including its interest in shopping centers. Accordingly, the Company conducts its operations through an Umbrella Partnership REIT ("UPREIT") structure. As of June 30, 2004, Kramont owned 93.58% of Kramont OP and is its sole general partner. As of June 30, 2004, Kramont OP indirectly owned 99.87% of the limited partnership interest of Montgomery OP and owned 100% of its sole general partner. As of June 30, 2004, the OPs owned and operated eighty-one shopping centers and two office buildings, managed four shopping centers for third parties and four shopping centers in connection with a joint venture, located in 16 states aggregating approximately 12.2 million leasable square feet.

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

Solely for the purpose of providing the pro forma information required by SFAS 123, the Company estimates the fair value of each stock option grant by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected lives of ten years, dividend yield of 8.70%, volatility at 30%, risk free interest rate of 5.05% for 2003.

Under accounting provisions of SFAS 123, the Company's net income to common shareholders and net income per common share, would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                             Three Months Ended         Six months Ended
                                                                                   June 30,                  June 30,
                                                                                 (unaudited)               (unaudited)
                                                                            -----------------------------------------------
                                                                              2004         2003         2004         2003
                                                                            --------     --------     --------     --------
Income (loss) to common shareholders
  Income (loss) to common shareholders, as reported                         $  5,346     $  2,943     $ (7,971)    $  6,746
  Stock-based employee compensation expense included in reported income          217          126          348          252
  Fair value of stock options and restricted stock awards                       (213)        (170)        (355)        (300)
                                                                            --------     --------     --------     --------
Pro forma                                                                   $  5,350     $  2,899     $ (7,978)    $  6,698
                                                                            ========     ========     ========     ========
Income per common share, basic and diluted:
  As reported , basic                                                       $    .22     $    .12     $   (.33)    $    .29
                                                                            ========     ========     ========     ========
  As reported , diluted                                                     $    .22     $    .12     $   (.33)    $    .29
                                                                            ========     ========     ========     ========
  Pro forma, basic                                                          $    .22     $    .12     $   (.33)    $    .28
                                                                            ========     ========     ========     ========
  Pro forma, diluted                                                        $    .22     $    .12     $   (.33)    $    .28
                                                                            ========     ========     ========     ========

(3) DISCONTINUED OPERATIONS

On March 15, 2004, the Company sold an 83,000 square foot shopping center in Capitol Heights, Maryland. The sale price of the shopping center was $7 million with net proceeds of approximately $1.2 million after the repayment of debt in the amount of $5.2 million. The Company recognized a loss of approximately $4,000.

The result of operations from this property, along with other properties sold in 2003, is reported as income from operations of properties sold or held for sale.

Subsequent Events

On August 6, 2004 the Company sold a portion of its shopping center in Spartanburg, South Carolina. The 11 acre parcel was sold for $3.5 million and the Company expects to record a loss of approximately $800,000 as a result.

4) REAL ESTATE

(a) Real Estate is located in 16 states and consists of (in thousands):

                                        June 30, 2004  December 31, 2003
                                        -------------  -----------------
Income producing:
Land                                      $ 138,656        $ 134,928
Shopping centers                            677,932          648,183
Office buildings                              5,973            6,873
                                          ---------        ---------
Total                                       822,561          789,984
Less accumulated depreciation               (74,709)         (65,316)
                                          ---------        ---------
Real estate - income producing, net       $ 747,852        $ 724,668
                                          =========        =========
Properties held for sale:
Land                                      $       -        $   1,371
Shopping centers, net                             -            4,900
                                          ---------        ---------
Properties held for sale                  $       -        $   6,271
                                          =========        =========

(b) On February 17, 2004, the Company completed the acquisition of a 203,000 square foot shopping center in Worcester, Massachusetts for a purchase price of $19.9 million including transaction costs. The center is 99% occupied and is anchored by a 67,000 square foot supermarket. The shopping center was initially funded using cash and the property was subsequently pledged as collateral under the Credit Facility. In accordance with SFAS 141, Business Combinations, the Company recorded an intangible liability in the amount of $2.3 million for below market leases.

(c) Real Estate with a net book value of $665.9 million at June 30, 2004, is pledged as collateral for borrowings (see Note 6).

Subsequent Events

On August 6, 2004, the Company completed the acquisition of a 223,000 square foot shopping center in Harrisburg, Pennsylvania for a purchase price of $17.5 million plus transaction costs. The center is 95% occupied and is anchored by a 60,000 square foot supermarket. The shopping center was funded by the assumption of $13 million in debt and the balance in cash.

(5) MORTGAGE NOTES RECEIVABLE

At June 30, 2004, the Company's mortgage notes receivable amounted to $21.8 million. On June 15, 2004, a mortgage note in the amount of $8.2 million due from H. Irwin Levy, a Trustee, was sold to Bank of America for $10.2 million. In this transaction, the Company recognized $2.2 million in other income as a result of the premium received on the note. The remaining notes are secured by first mortgages on the recreation facilities at two Century Village adult condominium communities in southeast Florida. As of June 30, 2004, none of the mortgage notes were delinquent.

The recreation notes provide for self-amortizing equal monthly principal and interest payments in the aggregate amount of $4.7 million per annum, through January 2012, and bear interest ranging from 8.84% to 13.5%. The recreation notes are pledged as collateral for certain borrowings (see Note 6). One of the recreation notes matures in 2007 and the two remaining recreation notes are prepayable without penalty in 2007.

(6) BORROWINGS

Borrowings consist of (in thousands):

                                                                                           June 30,     December 31,
                                                                                             2004          2003
                                                                                          ----------    ------------
Mortgage notes payable through June 2013, interest fixed at a rate of 6.12% per
annum, collateralized by mortgages on fifteen shopping centers.                           $  190,000     $ 190,000

Mortgage notes, net of unamortized premium of $2.1 million and $2.3 million for
2004 and 2003, respectively, payable through May 2018, interest ranging from
5.15% to 9.22% per annum, collateralized by mortgages on twenty-two shopping centers.        169,727       182,107

Mortgage notes payable through October 2008, interest fixed at a rate of 7.00%
per annum, collateralized by mortgages on nine shopping centers.                              61,920        62,338

Mortgage notes payable through December 2005, interest at borrower's election of prime plus .25% or one, three or six month LIBOR plus a minimum of 1.75% to a maximum of 2.25% (blended rate of 3.16% at June 30, 2004), collateralized by
mortgages on sixteen shopping centers.                                                        51,988         1,988

Mortgage note, payable through June 2007, interest fixed at 5.15% per annum
through December 2006, collateralized by the recreation notes (see Note 5).                   14,500             -

Collateralized Mortgage Obligations, net of unamortized discount of $102,000 interest fixed at 8.84% per annum, collateralized by certain of the recreation
notes (see Note 5).                                                                                -        14,638
                                                                                          ----------     ---------
Totals                                                                                    $  488,135     $ 451,071
                                                                                          ==========     ==========

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

The Company owns a 95% economic interest in Drexel Realty, Inc. ("Drexel"), which is engaged in the leasing and management of real estate. As of June 30, 2004, Drexel managed four properties in Pennsylvania and New Jersey owned by third parties. Currently, the Company owns 1% of the voting stock and 100% of the non-voting stock. 99% of the voting stock of Drexel is beneficially owned by Mr. Louis P. Meshon, Sr., a Trustee, and held in a voting trust. Mr. Meshon currently serves as President of Drexel.

The Company accounts for its investments in unconsolidated affiliates using the equity method except for, effective January 1, 2004, Drexel is reported on a consolidated basis in accordance with FIN 46.

(8) BENEFICIARIES' EQUITY

On April 3, 2002, the Company filed a shelf registration statement on Form S-3 ("Shelf Registration Statement") to register $150 million in common and preferred shares of beneficial interest, depository shares, warrants and debt securities. The Shelf Registration Statement became effective April 17, 2002.

On January 30, 2004, the Company redeemed all of its outstanding 9.5% Series D Cumulative Redeemable Preferred Shares of beneficial interest for $25.00 per share plus accrued and unpaid distributions though January 30, 2004 of $0.066 per share. The total outstanding shares redeemed were 1,653,200 with a par value of $.01 per share. At that time, the Company retired all 1,800,000 shares of Series D preferred shares originally issued. In connection with the redemption of the Series D preferred shares, the Company's first quarter 2004 results reflect a one-time reduction in income to common shareholders of beneficial interest of approximately $17.7 million. This reduction was be taken in accordance with the July 31, 2003 Securities and Exchange Commission interpretation of FASB-EITF Abstract Topic No. D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock" ("Topic D-42"). Under Topic D-42, the difference between the carrying amount of the shares and the redemption price must be recorded as a reduction in income to shareholders of beneficial interest and, therefore, will impact net income per share for the period in which the redemption is made.

On February 27, 2004 under the Shelf Registration Statement, the Company sold 400,000 of its 8.25% Series E Cumulative Redeemable Preferred Shares to certain investment advisory clients of Cohen & Steers Capital Management, Inc. for net proceeds of $10 million. Shares were priced at $25.50 and the purchasers paid accrued dividends of $.3306 per share. There were no placement or underwriting fees associated with the transaction. The Company used the $10 million for general corporate purposes.

On April 8, 2004, the Company filed a post-effective amendment to the Shelf Registration Statement. As of that date, the Company had issued common shares and preferred shares registered under the Shelf Registration Statement with an aggregate initial offering price of $131,586,500, leaving securities with an aggregate maximum initial offering price of $18,413,500 unsold under the Shelf Registration Statement (the "Remaining Amount"). The Company removed from registration the Remaining Amount of securities registered but unsold under the Shelf Registration Statement.

On April 8, 2004, the Company filed a new shelf registration statement on Form S-3 ("New Shelf Registration Statement") to register $250 million in common and preferred shares of beneficial interest, depository shares, warrants and debt securities. The New Shelf Registration Statement became effective April 21, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 and 2003

Net Income

For the quarter ended June 30, 2004, income to common shareholders was $5.3 million or $.22 per common share, basic and diluted, compared to income to common shareholders of beneficial interest of $2.9 million or $.12 per common share, basic and diluted, for the same period of 2003.

During the quarter ended June 30, 2004, rent revenue and operating expenses increased by $2.1 million and $696,000, respectively (a net rental income increase of $1.5 million). The rent revenue increase is primarily due to increased base rentals and recoveries of operating expense in the existing portfolio in the amount of $700,000 and an increase in rental revenue of $1.9 million resulting from the acquisition of six income-producing properties (three on April 3, 2003, one on July 24, 2003, one on July 25, 2003 and one on February 17, 2004), offset by the loss of rent from tenant bankruptcies in the amount of $490,000. Operating expenses increased during the second quarter of 2004 primarily due to an increase in general maintenance expense in the amount of $175,000, an increase in real estate tax expense in the amount of $145,000, and an increase in insurance expense in the amount of $75,000, and additional operating expense of $440,000 as a result of the purchase of the six income-producing properties, offset by a decrease in snow removal costs in the amount of $60,000 and a decrease in utility expense in the amount of $70,000.

Other property income increased by $960,000 over 2003 due to a termination fee received from an anchor tenant.

Depreciation and amortization increased by $488,000, primarily due to additional expense of $246,000 as a result of capital expenditures and the additional expense of $242,000 as a result of the purchase of the six income-producing properties.

General and administrative expenses increased by $202,000, primarily due to an increase in trustee fees of $120,000 of which $97,000 was attributable to the grant of restricted shares that vested immediately, an increase in marketing expense of $40,000, and an additional expense in the amount of $186,000 due to the consolidation of Drexel in accordance with FASB Interpretation No. 46, offset by lower payroll related expenses in the amount of $175,000.

Management and leasing fee income increased over 2003 as a result of the Company entering into an exclusive management and leasing agreement in conjunction with the Company's investment in a joint venture in Vestal, New York in July 2003.

Interest income and interest income from related parties decreased by $122,000 during the second quarter of 2004, primarily due to scheduled repayments of mortgage notes receivable (see Note 5 to our consolidated financial statements) which are long term and require self-amortizing payments through 2012.

Other income increased over 2003 due to a premium received upon the sale of the recreation mortgage note issued by H. Irwin Levy, a Trustee (the "Boca Note"). The Boca Note, which had an outstanding balance of $8.2 million, was sold to Bank of America for $10.4 million on June 15, 2004. The Company received net proceeds of $9.8 million which will be used for acquisitions and general corporate purposes. In addition, this transaction generated a one-time increase in income to common shareholders of beneficial interest of approximately $1 million for the quarter ended June 30, 2004.

Interest expense increased by $214,000 during the second quarter of 2004 due to an increase in expense in the amount of $285,000 as a result of the debt assumed for the purchase of the income-producing properties and a penalty incurred due to the early prepayment of the Collateralized Mortgage Obligation in the amount of $1.1 million, offset by approximately $1.1 million as a result of a decrease in rates on the Company's variable and fixed rate debt and the repayment of borrowings.

Equity in income of unconsolidated affiliates increased by $140,000 primarily due to the Company's 20% investment in a joint venture located in Vestal, NY in July 2003.

There was no income from discontinued operations during the second quarter of 2004 compared to income of $740,000 for the second quarter of 2003. The 2003 amount consists of the net income from properties sold in 2004 and 2003, as well as the properties held for sale.

Preferred share distribution increased by $462,000 as a result of the issuance of 2.4 million shares of Series E preferred shares on December 30, 2003 and 400,000 shares of Series E preferred shares on February 27, 2004, offset by the redemption of Series D preferred shares on January 30, 2004.

Six Months Ended June 30, 2004 and 2003

For the six months ended June 30, 2004, loss to common shareholders was $8 million or $.33 per common share, basic and diluted, compared to income to common shareholders of $6.7 million or $.29 per common share, basic and diluted, for the same period of 2003. On January 30, 2004, the Company redeemed all of its outstanding 9.5% Series D Cumulative Redeemable Preferred Shares of beneficial interest for $25.00 per share plus accrued and unpaid distributions though January 30, 2004 of $0.066 per share. The total outstanding shares redeemed were 1,653,200 with a par value of $.01 per share. At that time, the Company retired all 1,800,000 shares of Series D preferred shares originally issued. In connection with the redemption of the Series D preferred shares, the Company's first quarter 2004 results reflect a non-recurring reduction in income to common shareholders of beneficial interest of approximately $17.7 million. This reduction was recorded in accordance with the July 31, 2003 Securities and Exchange Commission interpretation of FASB-EITF Abstract Topic No. D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock" ("Topic D-42"). Under Topic D-42, the difference between the carrying amount of the shares and the redemption price must be recorded as a reduction in income to common shareholders of beneficial interest and, therefore, impacts net income per share for the period in which the redemption is made. Net income (loss) per share was also impacted by the increase in the weighted average of common shares of beneficial interest.

During the six months ended June 30, 2004, rent revenue and operating expenses increased by $4.2 million and $1.2 million, respectively (a net rental income increase of $3 million). The rent revenue increase is primarily due to increased base rentals and recoveries of operating expense in the existing portfolio in the amount of $1.5 million and an increase in rental revenue of $3.6 million resulting from the acquisition of six income-producing properties (three on April 3, 2003, one on July 24, 2003, one on July 25, 2003 and one on February 17, 2004), offset by the loss of rent from tenant bankruptcies in the amount of $925,000. Operating expenses increased during the second quarter of 2004 primarily due to an increase in general maintenance expense in the amount of $575,000, an increase in real estate tax expense in the amount of $375,000, an increase in insurance expense in the amount of $150,000, an increase in utility expense in the amount of $90,000, and additional operating expense of $865,000 as a result of the purchase of the six income-producing properties, offset by a decrease in snow removal costs in the amount of $865,000.

Other property income increased by $960,000 over 2003 due to a termination fee received from an anchor tenant.

Depreciation and amortization increased by $942,000, primarily due to additional expense of $525,000 as a result of capital expenditures and the additional expense of $417,000 as a result of the purchase of the six income-producing properties.

General and administrative expenses increased by $457,000, primarily due to an increase in trustee fees of $145,000 of which $97,000 was attributable to the grant of restricted shares that vested immediately, an increase in marketing expense of $45,000, and an additional expense in the amount of $335,000 due to the consolidation of Drexel in accordance with FASB Interpretation No. 46, offset by lower payroll related expenses in the amount of $95,000.

Management and leasing fee income increased over 2003 as a result of the Company entering into an exclusive management and leasing agreement in conjunction with the Company's investment in a joint venture in Vestal, New York in July 2003.

Interest income and interest income from related parties decreased by $215,000 during the first six months of 2004, primarily due to scheduled repayments of mortgage notes receivable (see Note 5 to our consolidated financial statements) which are long term and require self-amortizing payments through 2012.

Other income increased over 2003 due to a premium received upon the sale of the Boca Note. The Boca Note, which had an outstanding balance of $8.2 million, was sold to Bank of America for $10.4 million on June 15, 2004. The Company received net proceeds of $9.8 million which will be used for acquisitions and general corporate purposes. In addition, this transaction generated a one-time increase in income to common shareholders of beneficial interest of approximately $1 million for the six months ended June 30, 2004.

Equity in income of unconsolidated affiliates increased by $274,000 primarily due the Company's 20% investment in a joint venture located in Vestal, NY in July 2003.

Interest expense decreased by $342,000 compared to the same period in 2003 due to a decrease in expense of approximately $2.3 million as a result of a decrease in rates on the Company's variable and fixed rate debt and the repayment of borrowings, offset by an increase in interest expense in the amount of $570,000 as a result of the debt assumed for the purchase of the income-producing properties, a penalty incurred due to the early prepayment of the Collateralized Mortgage Obligation in the amount of $1.1 million, and higher expense of $200,000 due to amortization of deferred finance costs.

Net income from discontinued operations was $17,000 for the first six months of 2004 compared to income of $2.3 million for the same period of 2003. The 2004 amount includes one property sold in 2004. The 2003 amount consists of the net income from properties sold in 2004 and 2003, as well as the properties held for sale.

Preferred share distribution increased by $1.1 million as a result of the issuance of 2.4 million shares of Series E preferred shares on December 30, 2003 and 400,000 shares of Series E preferred shares on February 27, 2004, offset by the redemption of Series D preferred shares on January 30, 2004.

Funds From Operations

  The following schedule reconciles FFO to net income (in thousands):

                                                          Three Months Ended         Six months Ended
                                                               June 30,                  June 30,
                                                             (unaudited)                (unaudited)
                                                         --------------------     ----------------------
                                                          2004        2003          2004          2003
                                                         -------    ---------     ---------    ---------
Net income to common shareholders (1)                    $ 5,346    $   2,943     $  (7,971)   $   6,746
Depreciation and amortization of real property (2) (3)     4,759        4,314         9,374        8,534
(Gain) on sale of income-producing real estate (4)             -            -             3            -
                                                         -------    ---------     ---------    ---------
FFO available to common shareholders                      10,105        7,257         1,406       15,280
                                                         =======    =========     =========    =========


(1) Includes a reduction in income to common shareholders of beneficial interest of approximately $16.6 million, net of minority interest, in connection with the redemption of the Company's 9.5% Series D Cumulative Redeemable Preferred Shares of beneficial interest in accordance with Topic D-42 for the six months ended June 30, 2004.

(2) Net of minority interests of $329 and $303, respectively, for the three months ended June 30, 2004 and June 30, 2003, and $648 and $617, respectively, for the six months ended June 30, 2004 and June 30, 2003.

(3) Depreciation related to unconsolidated affiliates of $118 and $56, respectively, for the three months ended June 30, 2004 and June 30, 2003, and $236 and $99, respectively, for the six months ended June 30, 2004 and June 30, 2003.

(4) Net of amounts attributable to minority interests of $(1) for the six months ended June 30, 2004.

The Company presents Funds from Operations (FFO), a non-GAAP financial measure, because it considers it an important supplemental measure of our operating performance and believes it is frequently used by securities analysts, investors and other interested parties in the evaluation of Real Estate Investment Trusts (REITs), many of which present FFO when reporting their results. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), an industry trade group, consists of net income available to common shareholders (computed in accordance with generally accepted accounting principles in the United States, or GAAP) before depreciation and amortization of real estate assets, extraordinary items and gains and losses on sales of income producing real estate assets. FFO excludes GAAP depreciation and amortization of real estate assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have increased or decreased with market conditions. Because FFO excludes depreciation and amortization of real estate assets, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, acquisition and development activities and interest costs, providing a perspective not immediately apparent from net income. The Company uses FFO to provide this additional information and perspective. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to either net income as a measure of the Company's operating performance or to cash flows from operating activities as an indicator of liquidity or cash available to fund all cash flow needs. Recognizing these limitations in the use of FFO as a financial measure, the Company considers FFO as only one in a group of measures, which, together, provide information about the Company's operations. Since all companies do not calculate FFO in a similar fashion, the Company's calculation, presented above, may not be comparable to similarly titled measures reported by other companies.

                         LIQUIDITY AND CAPITAL RESOURCES

Consolidated Statements of Cash Flows

Net cash provided by operating activities, as reported in the Consolidated Statements of Cash Flows, amounted to $24 million for the six months ended June 30, 2004 compared to $15.8 million for the same period in 2003. The increase in cash flow is primarily due to an increase in the net operating income in the amount of $3.6 million in the first six months of 2004 compared the same period in 2003, a decrease in accounts payable and other liabilities of $208,000 in the first six months of 2004 compared to an decrease of $3.6 million for the same period in 2003, and a decrease in other assets in the amount of $3.6 million for the first six months of 2004 compared to a decrease of $2.4 million for the same period in 2003.

Net cash used in investing activities for the six months ended June 30, 2004 amounted to $11.4 million, compared to net cash used in investing activities of $4.2 million for the same period in 2003. The 2004 amounts reflect $10.2 million used for capital improvements, and $19.9 million used for acquisitions, offset by net proceeds from the sale of the Boca Note in the amount of $10.4 million, net proceeds from the sale of real estate in the amount of $6.2 million, $1 million of collections on mortgage notes receivable, and $1 million of distributions from unconsolidated affiliates. The 2003 amounts reflect $9.8 million used for capital improvements and $4.3 million used for acquisitions, offset by net proceeds from the sale of real estate in the amount of $7.9 million, $900,000 of collections on mortgage notes receivable, $785,000 change in restricted cash, and $412,000 of distributions from unconsolidated affiliates.

Net cash used in financing activities was $15.3 million for the six months ended June 30, 2004 compared to cash used in financing activities of $18.9 million in the same period in 2003. The 2004 amounts consist of $41.3 million for the repurchase of preferred shares of beneficial interest, cash distributions of $19.8 million to shareholders, cash distributions of $1.1 million to minority interests, and $768,000 for deferred finance costs, partially offset by $37.1 million of net borrowings, $10 million of proceeds from the issuance of preferred shares of beneficial interest and $580,000 received from share options exercised. The 2003 amounts consist of cash distributions of $18.6 million to shareholders, $1.4 million of net repayment of borrowings, cash distributions of $1 million to minority interests, and $2.1 million for deferred finance costs offset by $4 million of proceeds from the issuance of common shares of beneficial interest.

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

Borrowings

At June 30, 2004, the Company's contractual obligations are as follows:

                          Payments Due by Period
                              (in millions)
Less than 1 year     1 to 3 years     4 to 5 years     After 5 years
----------------     ------------     ------------     -------------
     $ 4.6              $ 96.7          $ 102.4          $ 284.4

At June 30, 2004, borrowings were $488.1 million. Scheduled principal payments over the remainder of this year and the next four years are $203.7 million with $284.4 million due thereafter. Borrowings consist of $435 million of fixed rate indebtedness, with a weighted average interest rate of 6.52% at June 30, 2004, and $53.1 million of variable rate indebtedness with a weighted average interest rate of 3.16% at June 30, 2004. The borrowings are collateralized by a substantial portion of the Company's income-producing real estate and two notes (collectively, the "Recreation Notes") that are secured to the Company by first mortgages on the recreation facilities at two Century Village adult condominium communities in southeast Florida. The Company expects to refinance certain of these borrowings, at or prior to maturity, through new mortgage loans on real estate. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancing can be achieved.

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

Effective December 20, 2002, the Company entered into a loan agreement (the "Loan Agreement") with Bank of America (previously Fleet National Bank, N.A.) on its own behalf and as agent for certain other banks providing for a credit facility (the "Credit Facility"). As of December 30, 2002, the date of the initial funding, the maximum amount of the Credit Facility was then $100 million and the maximum amount the Company could borrow was $68 million based on the then current collateral. The maximum amount of the Credit Facility was increased to $125 million on March 19, 2003, under the terms and conditions of the Loan Agreement. The Borrowing Base available to Kramont OP under the Credit Facility is subject to increase or decrease from its current amount pursuant to the terms of the Loan Agreement. The Credit Facility is a revolving line of credit with a term of three years and is secured by guarantees by the Company and those of its subsidiaries who have provided mortgages to the lenders, seventeen first mortgages on shopping centers and a first priority security interest in the membership interests and partnership interests of the subsidiary entities. The Credit Facility contains various financial covenants that must be observed. The Company was in compliance with these covenants at June 30, 2004. Credit Facility borrowings bear interest at the Borrower's election of (a) at the prime rate or the prime rate plus 25 basis points based on the leverage ratio of the Company's and Kramont OP's total debt and liabilities to its total asset value, or (b) London InterBank Offered Rate ("LIBOR") plus 175 to 225 basis points based on such ratio. Interest rates may be set for one, three or six-month periods. Advances under the Credit Facility may be used for general corporate purposes and, among other purposes, to fund acquisitions, repayment of all or part of outstanding indebtedness, expansions, renovations, financing and refinancing of real estate, closing costs and for other lawful purposes. The outstanding balance on the Credit Facility was approximately $52 million as of June 30, 2004. Based on the current collateral the Company can borrow an additional $22.7 million as of June 30, 2004.

In 1998, the Company obtained a $65.9 million fixed rate mortgage from Salomon Brothers Realty Corp. This loan is secured by a first mortgage on nine properties acquired by the Company in September 1998. The mortgage loan bears a fixed interest rate of 7% per annum and requires monthly payments of interest and principal based on a 30-year amortization. The loan matures on October 1, 2008. The outstanding balance on the mortgage was approximately $61.9 million as of June 30, 2004. Pursuant to the mortgage loan, the Company is required to make monthly escrow payments for the payment of tenant improvements and repair reserves.

In addition, the Company has twenty-two mortgage loans outstanding as of June 30, 2004 which were primarily assumed in connection with various acquisitions of certain shopping centers. These mortgage loans have maturity dates ranging from 2004 through 2018. Twenty of the twenty-two mortgage loans have fixed interest rates ranging from 5.15% to 9.22%. The outstanding principal balance on these mortgage loans at June 30, 2004 was approximately $168.6 million. The remaining two mortgage loans, in the aggregate amount of $1.1 million at June 30, 2004, have variable rates ranging from 6.50% to 6.88%.

On June 15, 2004, the Company entered into a $14.5 million non- revolving term loan with Bank of America that matures in June 2007. The loan is collateralized by the Recreation Notes and requires monthly principal and interest payments based upon a straight line seven year real estate amortization. The note bears an interest rate equal to the sum of the 30 day LIBOR plus 1.75%. The Company has entered into a swap agreement through December, 2006, converting the floating rate to a fixed rate of 5.15%

On July 12, 2001, the Company established a secured line of credit in the amount of $3.2 million with Wachovia Bank, N.A. This line is secured by a shopping center and has an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 1.8%. The line of credit matures on October 31, 2004. No amounts were outstanding at June 30, 2004 on this line of credit.

The Company has a line of credit with Wilmington Trust of Pennsylvania in the amount of $3.5 million secured by two shopping centers with an interest rate payable at a rate adjusted monthly to the sum of 30 day

LIBOR plus 1.8%. The line of credit matures on June 27, 2005. At June 30, 2004 there was no outstanding balance on this line of credit.

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

Subsequent Event

On August 6, 2004, the Company completed the acquisition of a 223,000 square foot shopping center in Harrisburg, Pennsylvania for a purchase price of $17.5 million plus transaction costs. The center is 95% occupied and is anchored by a 60,000 square foot supermarket. The shopping center was funded by the assumption of $13 million in debt and the balance in cash.

Dispositions

On March 15, 2004, the Company sold an 83,000 square foot shopping center in Capitol Heights, Maryland. The sale price of the shopping center was $7 million with net proceeds of approximately $1.2 million after the repayment debt of $5.2 million. The Company recognized a loss of approximately $4,000.

Subsequent Event

On August 6, 2004 the Company sold a portion of its shopping center in Spartanburg, South Carolina. The 11 acre parcel was sold for $3.5 million and the Company expects to record a loss of approximately $800,000 as a result.

Capital Resources

On April 3, 2002, the Company filed a shelf registration statement on Form S-3 ("Shelf Registration Statement") to register $150 million in common and preferred shares of beneficial interest, depository shares, warrants and debt securities. The Shelf Registration Statement became effective April 17, 2002.

On January 30, 2004, the Company redeemed all of its outstanding 9.5% Series D Cumulative Redeemable Preferred Shares of beneficial interest for $25.00 per share plus accrued and unpaid distributions though January 30, 2004 of $0.066 per share. The total outstanding shares redeemed were 1,653,200 with a par value of $.01 per share. At that time, the Company retired all 1,800,000 shares of Series D preferred shares originally issued. In connection with the redemption of the Series D preferred shares, the Company's first quarter 2004 results reflected a non-recurring reduction in income to common shareholders of beneficial interest of approximately $17.7 million. This reduction was recorded in accordance with the July 31, 2003 Securities and Exchange Commission interpretation of FASB-EITF Abstract Topic No. D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock" ("Topic D-42"). Under Topic D-42, the difference between the carrying amount of the shares and the redemption price must be recorded as a reduction in income to common shareholders of beneficial interest and, therefore, will impact net income per share for the period in which the redemption is made.

On February 27, 2004 under the Shelf Registration Statement, the Company sold 400,000 of its 8.25% Series E Cumulative Redeemable Preferred Shares to certain investment advisory clients of Cohen & Steers Capital Management, Inc. for net proceeds of $10 million. Shares were priced at $25.50 and the purchasers paid accrued dividends of $.3306 per share. There were no placement or underwriting fees associated with the transaction. The Company used the $10 million for general corporate purposes.

On April 8, 2004, the Company filed a post-effective amendment to the Shelf Registration Statement. As of that date, the Company had issued common shares and preferred shares registered under the Shelf Registration with an aggregate initial offering price of $131,586,500, leaving securities with an aggregate maximum initial offering price of $18,413,500 unsold under the Shelf Registration Statement (the "Remaining Amount"). The Company removed from registration the Remaining Amount of securities registered but unsold under the Shelf Registration Statement.

On April 8, 2004, the Company filed a new shelf registration statement on Form S-3 ("New Shelf Registration Statement") to register $250 million in common and preferred shares of beneficial interest, depository shares, warrants and debt securities. The New Shelf Registration Statement became effective April 21, 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary exposure to market risk is to changes in interest rates. The Company has both fixed and variable rate debt. The Company has $488.1 million of debt outstanding as of June 30, 2004 of which $435 million, or 89.1%, has been borrowed at fixed rates ranging from 5.15% to 9.22% with maturities through 2018. As these debt instruments mature, the Company typically refinances such debt at the current market interest rates which may be more or less than interest rates on the maturing debt. Changes in interest rates have different impacts on the fixed and variable rate portions of the Company's debt portfolio. A change in interest rates impacts the net market value of the Company's fixed rate debt, but has no impact on interest incurred or cash flows on the Company's fixed rate debt. Interest rate changes on variable debt impacts the interest incurred and cash flows but does not impact the net market value of the debt instrument. Based on the variable rate debt of the Company as of June 30, 2004, a 100 basis point increase in interest rates would result in an additional $531,000 in interest incurred per year and a 100 basis point decline would lower interest incurred by $531,000. To mitigate the risks of interest rate increases, the Company has entered into an interest rate swap agreement in the notional amount of $14.5 million. A 100 basis point increase in interest rates would result in an approximate decrease of $25 million in the fair value of the fixed rate debt and a 100 basis point decline would result in an approximate increase of $25 million in the fair value.

The Company also has $21.8 million of fixed rate mortgage notes receivable. Changes in interest rates impacts the market value of the mortgage notes receivable, but has no impact on interest earned or cash flows. A 100 basis point increase in interest rates would result in a $1 million decrease in the fair value of the mortgage notes receivable and a 100 basis point decline would result in a $1 million increase in the fair value.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's "disclosure controls and procedures," as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2004 identified in connection with the evaluation thereof by the Company's management, including the Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

            None.

ITEM 3.     Defaults upon Senior Securities

            None.

ITEM 4.     Submission of Matters to a Vote of Security Holders

            The Company held its Annual Meeting of Shareholders on June 10,
            2004.

            The shareholders elected Bernard J. Korman and Laurence Gerber as Class I trustees, in each case for a three-year term expiring 2007 and until their successors are duly elected and qualify.

            The shareholders ratified the appointment of BDO Seidman, LLP as the Company's independent public accountants for the fiscal year ending December 31, 2004.

            Common shares of beneficial interest (including Series B-1 cumulative convertible preferred shares of beneficial interest equal to the number of common shares into which the Series B-1 preferred shares were convertible) were voted as follows:

            TRUSTEE NOMINEE OR PROPOSAL      FOR    AGAINST/WITHHELD ABSTENTIONS

            Bernard J. Korman            22,350,058      81,106              -

            Laurence Gerber              22,899,928     341,236              -

            Ratification of Accountants  22,239,409     151,635         40,119

            There were no broker non-votes for any Trustee nominee or proposal.

ITEM 5.     Other Information

            Not Applicable.

ITEM 6.     Exhibits and Reports on Form 8-K:

(a)         Exhibits:

            EXHIBIT NO.             DOCUMENT

            10.89 Assignment of Mortgage and Loan Documents, dated June 15, 2004, by and between Recreation Mortgages, L.P., a Delaware limited partnership, as assignor, and Bank of America, N.A., as assignee.

            10.90 Promissory Note for $14,500,000, dated June 15, 2004, by and between Recreation Mortgages, L.P., a Delaware limited partnership, as borrower, Bank of America, N.A., as lender.

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

            On May 11, 2004, the Company furnished a Current Report on Form 8-K, reporting under Item 9 - "Regulation FD Disclosure" and Item 12 - "Results of Operations and Financial Condition" - Consolidated financial results for the quarter ended March 31, 2004.

            On June 8, 2004, the Company furnished a Current Report on Form 8-K, reporting under Item 7 - "Financial Statements, Pro Forma Financial Information and Exhibits" and Item 9 - "Regulation FD Disclosure" - Kramont Realty Trust NAREIT Institutional Investor Forum Presentation - June 7, 2004.

            Information in any of our Current Reports on Form 8-K furnished under Item 9 - "Regulation FD Disclosure" or Item 12, "Results of Operations and Financial Condition," shall not be deemed to be "filed" for the purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be incorporated by reference into a filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

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

                           KRAMONT REALTY TRUST
                           ----------------------------------------------------
                                         (Registrant)


August 9, 2004             /s/ Louis P. Meshon, Sr.
                           ----------------------------------------------------
                           Louis P. Meshon Sr., President


August 9, 2004             /s/ Carl E. Kraus
                           ----------------------------------------------------
                           Carl E. Kraus, Chief Financial Officer and Treasurer