Form 10-Q
period 2004-09-30
KRAMONT REALTY TRUST
filed 2004-11-09
CIK 1111205

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2004

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

Number of Common Shares of Beneficial Interest, par value $.01 per share, as of November 8, 2004: 24,151,896

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                    (unaudited)
                                                                                 September 30, 2004    December 31, 2003
                                                                                 ------------------    -----------------
                        ASSETS
Real estate - income producing, net of accumulated depreciation                       $ 789,204           $ 724,668
Properties held for sale                                                                      -               6,271
Mortgage notes receivable                                                                21,326              22,590
Mortgage notes receivable - related party                                                     -               8,480
Investments in unconsolidated affiliates                                                  9,143               8,880
Cash and cash equivalents (includes $903 restricted cash as of December 31, 2003)         2,472               9,196
Other assets                                                                             36,250              30,626
                                                                                      ---------           ---------
                                           Total assets                               $ 858,395           $ 810,711
                                                                                      =========           =========

                   LIABILITIES AND BENEFICIARIES' EQUITY

LIABILITIES:
Mortgages and notes payable                                                           $ 535,505           $ 451,071
Accounts payable and other liabilities                                                   21,181              17,002
Distributions payable                                                                    10,389               9,989
                                                                                      ---------           ---------

                                           Total liabilities                            567,075             478,062
                                                                                      ---------           ---------

Minority interests in Operating Partnerships                                             16,907              18,802
                                                                                      ---------           ---------

BENEFICIARIES' EQUITY:

Preferred shares of beneficial interest                                                      40                  54
Common shares of beneficial interest, $0.01 par value; authorized
96,683,845 shares; outstanding, 24,151,896 and 24,054,925 as of September
30, 2004 and December 31, 2003, respectively                                                242                 241
Additional paid-in capital                                                              293,830             308,426
Retained earnings (cumulative distributions in excess of net income)                    (12,954)             14,595
Accumulated other comprehensive income (loss)                                              (141)               (477)
Treasury stock, cumulative preferred shares of beneficial interest Series
A-1, 11,155 shares, at cost                                                              (6,070)             (6,070)
Treasury stock,  Redeemable preferred shares of beneficial interest Series
D, 146,800 shares, at cost                                                                    -              (2,349)
                                                                                      ---------           ---------

                                                                                        274,947             314,420

  Unearned compensation on restricted shares of beneficial interest                        (534)               (573)
                                                                                      ---------           ---------
                                           Total beneficiaries' equity                  274,413             313,847
                                                                                      ---------           ---------
                                           Total liabilities and beneficiaries'
                                           equity                                     $ 858,395           $ 810,711
                                                                                      =========           =========

           See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                  Three Months Ended                    Nine Months Ended
                                                                     September 30,                         September 30,
                                                            -------------------------------       -------------------------------
                                                                2004               2003               2004               2003
                                                            ------------       ------------       ------------       ------------
Revenues:
  Rent                                                      $     28,639       $     26,897       $     85,804       $     79,862
  Other property income                                            1,178                  -              2,138                  -
                                                            ------------       ------------       ------------       ------------
                                                                  29,817             26,897             87,942             79,862
                                                            ------------       ------------       ------------       ------------
Expenses:
  Operating                                                        8,512              7,927             26,572             24,823
  Depreciation and amortization                                    5,284              4,774             15,154             13,702
  General and administrative                                       2,641              2,148              7,672              6,722
                                                            ------------       ------------       ------------       ------------
                                                                  16,437             14,849             49,398             45,247
                                                            ------------       ------------       ------------       ------------
Operating income                                                  13,380             12,048             38,544             34,615
Management and leasing fees                                          158                 30                459                 30
Interest income                                                      741                789              2,231              2,411
Interest income - related party                                        -                289                508                880
Other income                                                         450                  -              2,648                  -
Equity in income of unconsolidated affiliates                        311                232                860                507
Interest expense                                                  (7,933)            (8,344)           (24,446)           (25,198)
Gain (loss) on sale of properties                                   (737)                 -               (737)                 -
Minority interests in income of Operating Partnerships              (272)              (221)               269               (546)
                                                            ------------       ------------       ------------       ------------
Income from continuing operations                                  6,098              4,823             20,336             12,699
                                                            ------------       ------------       ------------       ------------
Results from discontinued operations:
  Income from operations of properties sold or held for
  sale                                                                 -                946                 22              1,057
  Gain (loss) on sale of properties                                    -              1,793                 (4)             4,122
  Minority interest in discontinued operations                         -               (182)                (1)              (347)
                                                            ------------       ------------       ------------       ------------
Income from discontinued operations                                    -              2,557                 17              4,832
                                                            ------------       ------------       ------------       ------------

Net income
                                                                   6,098              7,380             20,353             17,531
Preferred share distribution                                      (2,165)            (1,703)            (6,700)            (5,108)

Charge for redemption of preferred shares
                                                                       -                  -            (17,691)                 -
                                                            ------------       ------------       ------------       ------------
Income (loss) to common shareholders                        $      3,933       $      5,677       $     (4,038)      $     12,423
                                                            ============       ============       ============       ============
Per common share:
  Income (loss) from continuing operations, basic           $        .16       $        .13       $       (.17)      $        .32
  Income from discontinued operations, basic                $          -       $        .11            $     -       $        .20
                                                            ------------       ------------       ------------       ------------
Total net income (loss) per share, basic                    $        .16       $        .24       $       (.17)      $        .52
                                                            ============       ============       ============       ============
  Income (loss) from continuing operations, diluted         $        .16       $        .13       $       (.17)      $        .32
  Income from discontinued operations, diluted              $          -       $        .11            $     -       $        .20
                                                            ------------       ------------       ------------       ------------
Total net income (loss) per share, diluted                  $        .16       $        .24       $       (.17)      $        .52
                                                            ============       ============       ============       ============
  Dividends declared                                        $       .325       $       .325       $       .975       $       .975
                                                            ============       ============       ============       ============
  Average common shares outstanding:
    Basic                                                     24,140,341         23,931,746         24,102,378         23,677,305
    Effective assumed conversation of share options               49,423             41,450             53,532             41,450
                                                            ------------       ------------       ------------       ------------
    Diluted                                                   24,189,764         23,973,196         24,155,910         23,718,755
                                                            ============       ============       ============       ============

           See accompanying notes to consolidated financial statements

              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
                             (dollars in thousands)
                                   (unaudited)

                                                            Three Months Ended September 30,      Nine months Ended September 30,
                                                                2004               2003               2004               2003
                                                            ------------       ------------       ------------       ------------
Net income                                                  $      6,098       $      7,380       $     20,353       $     17,531
Change in fair value of cash flow hedges                            (192)                 -               (199)              (138)
Reclassification adjustment for hedge losses included
in net income                                                        124                323                535                948
                                                            ------------       ------------       ------------       ------------
Comprehensive income                                        $      6,030       $      7,703       $     20,689       $     18,341
                                                            ============       ============       ============       ============


           See accompanying notes to consolidated financial statements

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                             Nine months Ended
                                                                                September 30,
                                                                             2004           2003
                                                                           --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities                                  $ 32,923       $  23,517
                                                                           --------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections on mortgage notes receivable                                    1,264           1,116
  Collections on mortgage notes receivable - related party                      256             365
  Proceeds from sale of mortgage note                                        10,422               -
  Acquisitions of real estate - income producing                            (66,195)        (14,186)
  Capital improvements including development costs                          (15,963)        (14,264)
  Net proceeds from the sale of real estate                                   9,085          16,736
  Change in restricted cash                                                     903             784
  Distributions from unconsolidated affiliates                                1,246             623
  Investment in unconsolidated affiliates                                       (10)         (5,776)
  Other                                                                          (1)              -
                                                                           --------       ---------
Net cash used in investing activities                                       (58,993)        (14,602)
                                                                           --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                   79,881         199,500
  Repayments of borrowings                                                  (69,947)       (198,644)
  Net proceeds from line of credit                                           74,500          11,000
  Cash distributions paid on common shares of beneficial interest           (23,482)        (22,906)
  Cash distributions paid on preferred shares of beneficial interest         (6,330)         (5,108)
  Proceeds from issuance of common shares of beneficial interest                  -           3,932
  Proceeds from issuance of preferred shares of beneficial interest          10,016               -
  Cash received from share options exercised                                    746             492
  Repurchase of preferred shares of beneficial interest                     (41,330)              -
  Distributions to minority interests                                        (1,623)         (1,623)
  Deferred financing costs                                                   (2,182)         (2,364)
                                                                           --------       ---------
Net cash provided by (used in) financing activities                          20,249         (15,721)
                                                                           --------       ---------
Net decrease in unrestricted cash and cash equivalents                       (5,821)         (6,806)
Unrestricted cash and cash equivalents at the beginning of the period         8,293          16,487
                                                                           --------       ---------
Unrestricted cash and cash equivalents at the end of the period            $  2,472       $   9,681
                                                                           ========       =========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                   $ 25,180       $  24,842
                                                                           ========       =========
Acquisitions:
  Fair value of assets acquired                                            $(79,219)      $ (47,105)
  Liabilities assumed or incurred                                            13,024          24,124
  Common shares on beneficial interest issued                                     -           8,795
                                                                           --------       ---------
  Cash (paid) for acquisitions                                             $(66,195)      $ (14,186)
                                                                           ========       =========
Restricted share awards                                                    $    617       $     527
                                                                           ========       =========

          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS

Kramont Realty Trust, a Maryland real estate investment trust ("Kramont"), is a self-administered, self-managed equity real estate investment trust ("REIT") which is engaged in the ownership, acquisition, development, redevelopment, management and leasing of primarily community and neighborhood shopping centers. Kramont does not directly own any assets other than its interest in Kramont Operating Partnership, L.P. ("Kramont OP") and conducts its business through Kramont OP and its affiliated entities, including Montgomery CV Realty L.P. ("Montgomery OP", together with Kramont OP and their wholly-owned subsidiaries, hereinafter collectively referred to as the "OPs", which together with Kramont are hereinafter referred to as the "Company"). The OPs, directly or indirectly, own all of the Company's assets, including its interest in shopping centers. Accordingly, the Company conducts its operations through an Umbrella Partnership REIT ("UPREIT") structure. As of September 30, 2004, Kramont owned 93.59% of Kramont OP and is its sole general partner. As of September 30, 2004, Kramont OP indirectly owned 99.87% of the limited partnership interest of Montgomery OP and owned 100% of its sole general partner. As of September 30, 2004, the OPs owned and operated eighty-three shopping centers and two office buildings, managed four shopping centers for third parties and four shopping centers in connection with a joint venture, located in 16 states aggregating approximately 12.6 million leasable square feet.

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

(2) ACCOUNTING POLICIES AND PROCEDURES

Real Estate - Income producing

Real estate - income-producing ("Real Estate") is stated at cost, less accumulated depreciation. Upon acquisition of properties, we estimate the fair value of the land, building and improvements and identify intangible assets and liabilities and assumed debt in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). Based on these estimates, we allocate the purchase price to the applicable assets and liabilities.

In order to estimate the fair value of acquired assets and liabilities, we use methods similar to those used by independent appraisers. The Company also considers information gathered about each property during the pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired. The fair value of the tangible assets of an acquired property considers the value of the property as "if-vacant". The "if-vacant" fair value of tangible assets are allocated to land, building, and tenant improvements, where applicable, based on relevant information obtained in connection with the acquisition of the property.

In allocating the purchase price to identified intangible assets and liabilities, the fair value of debt is estimated by using the Company's current borrowing rate as compared to the contractual rate of the debt assumed. The difference between the contractual amounts to be paid and the amounts estimated to be due using the Company's current borrowing rates measured over a period equal to the remaining term of the debt is recorded as a premium or discount on the debt. The premium or discount is amortized to interest expense over the remaining term of the debt assumed.

The value of above-market and below-market leases is estimated based on the present value of the difference between the contractual amounts to be paid pursuant to the in-place leases and the Company's estimate of the market lease rates measured over a period equal to the estimated remaining term of the lease. The capitalized value of the above or below-market lease values is amortized to rental income over the estimated remaining term of the respective leases.

The value of "at market" leases is estimated based on the value connected with the costs avoided in originating leases and includes rent lost during the lease-up period, leasing commissions to procure tenants with leases comparable to the current leases in place, and landlord costs that are not reimbursed by tenants during the downtime period. The capitalized value of the "at market" leases is amortized as real estate amortization over the estimated weighted-average remaining lease lives of each property.

Depreciation and amortization of tangible assets are provided on the straight-line method over the estimated useful lives of the assets. Building are depreciated over 40 years which is the expected useful life of a building, building and leasehold improvements are depreciated or amortized over the term of the tenant leases or useful life of the improvement, whichever is shorter, and land improvements are depreciated over the useful life of the asset. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and replacements, which improve and extend the life of the asset, are capitalized. The useful lives of amortizable intangible assets are evaluated each reporting period with any changes in estimated useful lives being accounted for over the revised remaining useful life.

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

Solely for the purpose of providing the pro forma information required by SFAS 123, the Company estimates the fair value of each stock option grant by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected lives of ten years, dividend yield of 8.70%, volatility at 30%, risk free interest rate of 5.05% for 2003. There were no stock options issued in 2004.

Under accounting provisions of SFAS 123, the Company's net income to common shareholders and net income per common share, would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                  Three Months Ended            Nine months Ended
                                                                      September 30,                September 30,
                                                                      (unaudited)                 (unaudited)
                                                                 ---------------------       ----------------------
                                                                  2004          2003          2004           2003
                                                                 -------       -------       -------       --------
Income (loss) to common shareholders
    Income (loss) to common shareholders, as reported            $ 3,933       $ 5,677       $(4,038)      $ 12,423
    Stock-based employee compensation expense included in
    reported income                                                  307           346           655            598
    Fair value of stock options and restricted stock awards         (311)         (350)         (666)          (650)
                                                                 -------       -------       -------       --------
Pro forma                                                        $ 3,929       $ 5,673       $(4,049)      $ 12,371
                                                                 =======       =======       =======       ========
Income per common share, basic and diluted:
    As reported , basic and diluted                              $   .16       $   .24       $  (.17)      $    .52
                                                                 =======       =======       =======       ========
    Pro forma, basic and diluted                                 $   .16       $   .24       $  (.17)      $    .52
                                                                 =======       =======       =======       ========

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

4) REAL ESTATE

(a) Real Estate is located in 16 states and consists of (in thousands):

                                     September 30,    December 31,
                                         2004             2003
                                     -------------    ------------
Income producing:
Land                                 $     146,941    $    134,928
Shopping centers                           715,691         648,183
Office buildings                             5,973           6,873
                                     -------------    ------------
Total                                      868,605         789,984
Less accumulated depreciation              (79,401)        (65,316)
                                     -------------    ------------
Real estate - income producing, net  $     789,204    $    724,668
                                     =============    ============
Properties held for sale:
Land                                 $           -    $      1,371
Shopping centers, net                            -           4,900
                                     -------------    ------------
Properties held for sale             $           -    $      6,271
                                     =============    ============

(b) On February 17, 2004, the Company completed the acquisition of a 203,000 square foot shopping center in Worcester, Massachusetts for a purchase price of $19.9 million including transaction costs. The center is anchored by a 67,000 square foot supermarket. The shopping center was funded using cash. In accordance with SFAS 141, the Company recorded an intangible asset in the amount of $275,000 for "at market" leases and an intangible liability in the amount of $2.3 million for below market leases.

(c) On August 6, 2004, the Company completed the acquisition of a 223,000 square foot shopping center in Harrisburg, Pennsylvania for a purchase price of $17.3 million plus transaction costs. The center is anchored by a 60,000 square foot supermarket. The shopping center was funded by the assumption of $13 million in debt and the balance in cash. In accordance with SFAS 141, the Company recorded an intangible asset in the amount of $483,000 for "at market" leases.

(d) On August 17, 2004, the Company completed the acquisition of a 302,000 square foot shopping center in Manchester, Connecticut for a purchase price of $28.2 million plus transaction costs. The center is anchored by a 73,000 outlet marketplace. The shopping center was initially funded using cash and the property was subsequently pledged as collateral under the Credit Facility. In accordance with SFAS 141, the Company recorded intangible assets in the amount of $748,000 for "above market" rents and $589,000 for "at market" leases.

(e) On August 6, 2004 the Company sold a portion of its shopping center in Spartanburg, South Carolina. The 11 acre parcel was sold for $3.5 million with net proceeds of approximately $2.7 million and the Company recorded a loss of approximately $740,000 as a result. The portion of the property sold is not considered a component of an entity because the cash flows are not clearly distinguished, and therefore the income and loss are included in income from continuing operations.

(f) Real Estate with a net book value of $717.1 million at September 30, 2004, is pledged as collateral for borrowings (see Note 6).

(5) MORTGAGE NOTES RECEIVABLE

At September 30, 2004, the Company's mortgage notes receivable amounted to $21.3 million. On June 15, 2004, a mortgage note in the amount of $8.2 million due from H. Irwin Levy, a Trustee, was sold to Bank of America for $10.4 million. In this transaction, the Company recognized $2.2 million in other income as a result of the premium received on the note. The remaining notes are secured by first mortgages on the recreation facilities at two Century Village adult condominium communities in southeast Florida. As of September 30, 2004, none of the mortgage notes were delinquent.

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

(6) BORROWINGS

Borrowings consist of (in thousands):

                                                                                            September 30,  December 31,
                                                                                                 2004          2003
                                                                                            -------------  ------------
Mortgage notes payable through June 2013, interest fixed at a rate of 6.12% per annum,
collateralized by mortgages on fifteen shopping centers (see Note 4)                        $     190,000  $    190,000

Mortgage notes, net of unamortized premium of $2 million and $2.3 million for
2004 and 2003, respectively, payable through May 2018, interest ranging from
3.78% to 9.22% per annum, collateralized by mortgages on twenty-three shopping
centers (see Note 4)                                                                              187,740       182,107

Mortgage notes payable through October 2008, interest fixed at a rate of 7.00% per annum,
collateralized by mortgages on nine shopping centers (see Note 4).                                 61,707        62,338

Line of credit payable through December 2007, interest at borrower's election of prime or prime plus .25% or one, three or six month LIBOR plus a minimum of
1.35% to a maximum of 1.75% (blended rate of 3.44% at September 30, 2004),
collateralized by mortgages on eighteen shopping centers (see Note 4).                             76,488         1,988

Mortgage note, payable through June 2007, interest fixed at 5.15% per annum through
December 2006, collateralized by the recreation notes (see Note 5).                                14,070             -

Line of credit, payable through June 2005, interest at one month LIBOR plus a spread of
1.80% (3.64% at September 30, 2002), collateralized by three shopping centers (see Note 4).         3,500             -

Line of credit, payable through August 2007, interest at one month LIBOR plus a spread of
1.75% (3.59% at September 30, 2002), collateralized by two shopping centers (see Note 4).           2,000             -

Collateralized Mortgage Obligations, net of unamortized discount of $102,000 interest
fixed at 8.84% per annum, collateralized by certain of the recreation notes (see Note 5).               -        14,638
                                                                                            -------------  ------------
Totals                                                                                      $     535,505  $    451,071
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

In July 2003, the Company formed a joint venture with Tower Fund ("Tower"), for the purpose of acquiring real estate assets. Tower is a commingled separate account available through annuity contracts of Metropolitan Life Insurance Company (New York, New York) and managed by SSR Realty Advisors. The Company administers the day-to-day affairs of the joint venture which is owned 80% by Tower and 20% by the Company. The joint venture owns four shopping centers comprising 553,000 square feet in Vestal, New York. The joint venture properties were purchased by the joint venture for $69.7 million plus transaction costs. The properties were purchased using $43.7 million in non-recourse debt and the balance in cash. The Company's equity contribution to the joint venture was approximately $6 million including transaction costs.

The Company owns a 95% economic interest in Drexel Realty, Inc. ("Drexel"), which is engaged in the leasing and management of real estate. As of September 30, 2004, Drexel managed four properties in Pennsylvania and New Jersey owned by third parties. Currently, the Company owns 1% of the voting stock and 100% of the non-voting stock. 99% of the voting stock of Drexel is beneficially owned by Mr. Louis P. Meshon, Sr., a Trustee, and held in a voting trust. Mr. Meshon currently serves as President of Drexel.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 and 2003

Net Income

For the quarter ended September 30, 2004, income to common shareholders was $3.9 million or $.16 per common share, basic and diluted, compared to income to common shareholders of $5.7 million or $.24 per common share, basic and diluted, for the same period of 2003.

During the quarter ended September 30, 2004, rent revenue and operating expenses increased by $1.7 million and $585,000, respectively (a net rental income increase of $1.1 million). The rent revenue increase is primarily due to increased base rentals and recoveries of operating expense in the existing portfolio in the amount of $186,000 and an increase in rental revenue of $1.9 million resulting from the acquisition of five income-producing properties (one on July 24, 2003, one on July 25, 2003, one on February 17, 2004, one on August 6, 2004, and one on August 17, 2004), offset by the loss of rent from tenant bankruptcies in the amount of $349,000. Operating expenses increased during the third quarter of 2004 primarily due to an increase in real estate tax expense in the amount of $166,000, and additional operating expense of $471,000 as a result of the purchase of the five income-producing properties, offset by a decrease in utility expense in the amount of $51,000.

Other property income increased by $1.2 million over 2003 due to a termination fee received from a major tenant.

Depreciation and amortization increased by $510,000, primarily due to additional expense of $137,000 as a result of capital expenditures and the additional expense of $373,000 as a result of the purchase of the five income-producing properties.

General and administrative expenses increased by $493,000, primarily due to higher payroll related expenses as a result of increased salaries and performance related bonuses in the amount of $287,000, an increase in accounting expense of $119,000 as a result of outsourcing the project to evaluate and test the Company's internal controls in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and an additional expense in the amount of $165,000 due to the consolidation of Drexel in accordance with FASB Interpretation No. 46.

Management and leasing fee income increased by $128,000 during the third quarter due to income of $89,000 as a result of the consolidation of Drexel in accordance with FASB Interpretation No. 46, and an additional $39,000 as a result of the Company entering into an exclusive management and leasing agreement in conjunction with the Company's investment in a joint venture in Vestal, New York in July 2003.

Interest income and interest income from related parties decreased by $337,000 during the third quarter of 2004, due to a decrease of interest income from related parties in the amount of $289,000 as a result of the sale of the recreation mortgage note issued by H. Irwin Levy, a Trustee (the "Boca Note"), and a decrease of interest income in the amount of $48,000 as a result of scheduled repayments of mortgage notes receivable (see Note 5 to our consolidated financial statements) which are long term and require self-amortizing payments through 2012.

Other income increased by $450,000 over the same period in 2003 due to the redemption by the issuer of stock owned by the Company (the "Stock Sale"). The book value of the investment was $50,000. The issuer paid the Company $250,000 in cash, with the balance due in equal installments on July 1, 2005 and July 1, 2006.

Equity in income of unconsolidated affiliates increased by $79,000 primarily due to the Company's 20% investment in a joint venture located in Vestal, NY in July 2003.

Interest expense decreased by $411,000 during the third quarter of 2004 due to lower interest expense in the amount of $580,000 as a result of a decrease in rates on the Company's variable and fixed rate debt, higher capitalized interest in the amount of $111,000, and lower amortization of deferred finance costs in the amount of $42,000, offset by an increase in interest expense in the amount of $66,000 as a result of the debt assumed for the purchase of two of the five income-producing properties and additional interest expense in the amount of $256,000 due to higher debt balances.

Loss on sale of properties increased over 2003 due to the sale of a portion of the Company's shopping center in Spartanburg, South Carolina, that is not considered to be a component of an entity because the cash flows are not clearly distinguished. Therefore the income and loss on sale are included in income from continuing operations.

There was no income from discontinued operations during the third quarter of 2004 compared to income of $2.6 million for the third quarter of 2003. The 2003 amount consists of the net income from properties sold in 2004 and 2003, as well as the properties held for sale.

Preferred share distribution increased by $462,000 as a result of the issuance of 2.4 million shares of Series E preferred shares on December 30, 2003 and 400,000 shares of Series E preferred shares on February 27, 2004, offset by the redemption of Series D preferred shares on January 30, 2004.

Nine Months Ended September 30, 2004 and 2003

For the nine months ended September 30, 2004, loss to common shareholders was $4 million or $.17 per common share, basic and diluted, compared to income to common shareholders of $12.4 million or $.52 per common share, basic and diluted, for the same period of 2003. On January 30, 2004, the Company redeemed all of its outstanding 9.5% Series D Cumulative Redeemable Preferred Shares of beneficial interest for $25.00 per share plus accrued and unpaid distributions though January 30, 2004 of $0.066 per share. The total outstanding shares redeemed were 1,653,200 with a par value of $.01 per share. At that time, the Company retired all 1,800,000 shares of Series D preferred shares originally issued. In connection with the redemption of the Series D preferred shares, the Company's first quarter 2004 results reflect a non-recurring reduction in income to common shareholders of beneficial interest of approximately $17.7 million. This reduction was recorded in accordance with the July 31, 2003 Securities and Exchange Commission interpretation of FASB-EITF Abstract Topic No. D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock" ("Topic D-42"). Under Topic D-42, the difference between the carrying amount of the shares and the redemption price must be recorded as a reduction in income to common shareholders of beneficial interest and, therefore, impacts net income per share for the period in which the redemption is made.

During the nine months ended September 30, 2004, rent revenue and operating expenses increased by $5.9 million and $1.7 million, respectively (a net rental income increase of $4.2 million). The rent revenue increase is primarily due to increased base rentals and recoveries of operating expense in the existing portfolio in the amount of $2 million and an increase in rental revenue of $5.2 million resulting from the acquisition of eight income-producing properties (three on April 3, 2003, one on July 24, 2003, one on July 25, 2003, one on February 17, 2004, one on August 6, 2004, and one on August 17, 2004), offset by the loss of rent from tenant bankruptcies in the amount of $1.3 million. Operating expenses increased during the first nine months of 2004 primarily due to an increase in general maintenance expense in the amount of $583,000, an increase in real estate tax expense in the amount of $541,000, an increase in insurance expense in the amount of $145,000, and additional operating expense of $1.3 million as a result of the purchase of the eight income-producing properties, offset by a decrease in snow removal costs in the amount of $865,000.

Other property income increased by $2.1 million over 2003 due to termination fees received from two major tenants.

Depreciation and amortization increased by $1.5 million, primarily due to the additional expense of $861,000 as a result of the purchase of the eight income-producing properties, and additional expense of $591,000 as a result of capital expenditures.

General and administrative expenses increased by $950,000, primarily due to higher payroll related expenses as a result of increased salaries and performance related bonuses in the amount of $192,000, an increase in accounting expense of $152,000 primarily as a result of outsourcing the project to evaluate and test the Company's internal controls in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, an increase in trustee fees of $136,000 of which $97,000 was attributable to the grant of restricted shares that vested immediately, and an additional expense in the amount of $502,000 due to the consolidation of Drexel in accordance with FASB Interpretation No. 46.

Management and leasing fee income increased by $429,000 during the first nine months of 2004 due to income of $334,000 as a result of the consolidation of Drexel in accordance with FASB Interpretation No. 46, and an additional $95,000 as a result of the Company entering into an exclusive management and leasing agreement in conjunction with the Company's investment in a joint venture in Vestal, New York in July 2003.

Interest income and interest income from related parties decreased by $552,000 during the first nine months of 2004, due to a decrease of interest income from related parties in the amount of $372,000 as a result of the sale of the Boca Note, and a decrease of interest income in the amount of $180,000 as a result of scheduled repayments of mortgage notes receivable (see Note 5 to our consolidated financial statements) which are long term and require self-amortizing payments through 2012.

Other income increased over the same period of 2003 due to a premium received in the amount of $2.2 million upon the sale of the Boca Note. The Boca Note, which had an outstanding balance of $8.2 million, was sold to Bank of America for $10.4 million on June 15, 2004. In addition other income also increased by $450,000 over the same period in 2003 due to the Stock Sale.

Equity in income of unconsolidated affiliates increased by $353,000 primarily due the Company's 20% investment in a joint venture located in Vestal, NY in July 2003.

Interest expense decreased by $752,000 during the first nine months of 2004 due to a decrease in interest expense in the amount of $2.6 million as a result of a decrease in rates on the Company's variable and fixed rate debt and higher capitalized interest in the amount of $204,000, offset by a penalty incurred due to the early prepayment of the Collateralized Mortgage Obligation in the amount of $1.1 million, an increase in interest expense in the amount of $636,000 as a result of the debt assumed for the purchase of two of the eight income-producing properties, additional interest expense in the amount of $192,000 due to higher debt balances, and an increase in amortization of deferred finance costs in the amount of $162,000.

Loss on sale of properties increased over 2003 due to the sale of a portion of the Company's shopping center in Spartanburg, South Carolina, that is not considered to be a component of an entity because the cash flows are not clearly distinguished. Therefore the income and loss on sale are included in income from continuing operations.

Net income from discontinued operations was $17,000 for the first nine months of 2004 compared to income of $4.8 million for the same period of 2003. The 2004 amount includes one property sold in 2004. The 2003 amount consists of the net income from properties sold in 2004 and 2003, as well as the properties held for sale.

Preferred share distribution increased by $1.6 million as a result of the issuance of 2.4 million shares of Series E preferred shares on December 30, 2003 and 400,000 shares of Series E preferred shares on February 27, 2004, offset by the redemption of Series D preferred shares on January 30, 2004.

Funds From Operations

The following schedule reconciles FFO to net income (in thousands):

                                                               Three Months Ended            Nine months Ended
                                                                  September 30,                September 30,
                                                                   (unaudited)                  (unaudited)
                                                             ----------------------       -----------------------
                                                              2004           2003           2004           2003
                                                             -------       --------       --------       --------
Net income to common shareholders (1)                        $ 3,933       $  5,677       $ (4,038)      $ 12,423
Depreciation and amortization of real property (2) (3)         5,015          4,583         14,389         13,107
(Gain) loss on sale of income-producing real estate (4)          694         (1,678)           697         (1,668)
                                                             -------       --------       --------       --------
FFO available to common shareholders                           9,642          8,582         11,048         23,862
                                                             =======       ========       ========       ========

      (1) Includes a reduction in income to common shareholders of beneficial interest of approximately $16.6 million, net of minority interest, in connection with the redemption of the Company's 9.5% Series D Cumulative Redeemable Preferred Shares of beneficial interest in accordance with Topic D-42 for the nine months ended September 30, 2004.

      (2) Net of minority interests of $344 and $322, respectively, for the three months ended September 30, 2004 and September 30, 2003, and $993 and $929, respectively, for the nine months ended September 30, 2004 and September 30, 2003.

      (3) Depreciation related to unconsolidated affiliates of $118 and $100, respectively, for the three months ended September 30, 2004 and September 30, 2003, and $379 and $199, respectively, for the nine months ended September 30, 2004 and September 30, 2003.

      (4) Net of amounts attributable to minority interests of $47 and $118, respectively, for the three months ended September 30, 2004 and September 30, 2003, and $47 and $117, respectively, for the nine months ended September 30, 2004 and September 30, 2003.

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

                         LIQUIDITY AND CAPITAL RESOURCES

Consolidated Statements of Cash Flows

Net cash provided by operating activities, as reported in the Consolidated Statements of Cash Flows, amounted to $32.9 million for the nine months ended September 30, 2004 compared to $23.5 million for the same period in 2003. The increase in cash flow is primarily due to an increase in the operating income in the amount of $5.1 million in the first nine months of 2004 compared the same period in 2003, an increase in accounts payable and other liabilities of $2.2 million in the first nine months of 2004 compared to an decrease of $475,000 for the same period in 2003, and an increase in accounts receivable and other assets in the amount of $2.3 million in the first nine months of 2004 compared to an increase of $3.9 million for the same period in 2003.

Net cash used in investing activities for the nine months ended September 30, 2004 amounted to $59 million, compared to net cash used in investing activities of $14.6 million for the same period in 2003. The 2004 amounts reflect $66.2 million used for acquisitions, and $16 million used for capital improvements including developments, offset by net proceeds from the sale of the Boca Note in the amount of $10.4 million, net proceeds from the sale of real estate in the amount of $9.1 million, $1.5 million of collections on mortgage notes receivable, $1.2 million of distributions from unconsolidated affiliates, and $900,000 change in restricted cash. The 2003 amounts reflect $14.3 million used for capital improvements, $14.2 million used for acquisitions, and a $5.8 million investment in unconsolidated affiliates , offset by net proceeds from the sale of real estate in the amount of $16.7 million, $1.5 million of collections on mortgage notes receivable, $784,000 change in restricted cash, and $623,000 of distributions from unconsolidated affiliates.

Net cash provided by financing activities was $20.2 million for the nine months ended September 30, 2004 compared to cash used in financing activities of $15.7 million in the same period in 2003. The 2004 amounts consist of $84.4 million of net proceeds of borrowings, $10 million of proceeds from the issuance of preferred shares of beneficial interest and $746,000 received from share options exercised, partially offset by $41.3 million for the repurchase of preferred shares of beneficial interest, cash distributions of $29.8 million to shareholders, cash distributions of $1.6 million to minority interests, and $2.2 million for deferred finance costs. The 2003 amounts consist of cash distributions of $28 million to shareholders, cash distributions of $1.6 million to minority interests, and $2.4 million for deferred finance costs, offset by $11.9 million of net proceeds of borrowings, $3.9 million of proceeds from the issuance of common shares of beneficial interest and $492,000 received from share options exercised.

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

Borrowings

At September 30, 2004, the Company's contractual obligations are as follows:

                           Payments Due by Period
                               (in millions)
Less than 1 year     1 to 3 years    4 to 5 years    After 5 years
----------------     ------------    ------------    -------------
    $ 1.3               $ 48.2          $ 188.6         $ 297.4

At September 30, 2004, borrowings were $535.5 million. Scheduled principal payments over the remainder of this year and the next four years are $238.1 million with $297.4 million due thereafter. Borrowings consist of $444.8 million of fixed rate indebtedness, with a weighted average interest rate of 6.41% at September 30, 2004, and $90.7 million of variable rate indebtedness with a weighted average interest rate of 3.51% at September 30, 2004. The borrowings are collateralized by a substantial portion of the Company's income-producing real estate and two notes (collectively, the "Recreation Notes") that are secured to the Company by first mortgages on the recreation facilities at two Century Village adult condominium communities in southeast Florida. The Company expects to refinance certain of these borrowings, at or prior to maturity, through new mortgage loans on real estate. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancing can be achieved.

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

Effective December 20, 2002, the Company entered into a loan agreement (the "Loan Agreement") with Bank of America (previously Fleet National Bank, N.A.) on its own behalf and as agent for certain other banks providing for a credit facility (the "Credit Facility"). As of December 30, 2002, the date of the initial funding, the maximum amount of the Credit Facility was then $100 million and the maximum amount the Company could borrow was $68 million based on the then current collateral. The maximum amount of the Credit Facility was increased to $125 million on March 19, 2003, under the terms and conditions of the Loan Agreement. The Borrowing Base available to Kramont OP under the Credit Facility is subject to increase or decrease from its current amount pursuant to the terms of the Loan Agreement. The Credit Facility is a revolving line of credit and is secured by guarantees by the Company and those of its subsidiaries who have provided mortgages to the lenders, seventeen first mortgages on shopping centers and a first priority security interest in the membership interests and partnership interests of the subsidiary entities. The Credit Facility contains various financial covenants that must be observed. The Company was in compliance with these covenants at September 30, 2004. Advances under the Credit Facility may be used for general corporate purposes and, among other purposes, to fund acquisitions, repayment of all or part of outstanding indebtedness, expansions, renovations, financing and refinancing of real estate, closing costs and for other lawful purposes. On September 30, 2004, the Company modified and extended the Credit Facility extending the maturity for two years with an option to extend for one additional year, adding the right to increase the Credit Facility amount to $200 million in the next 24 months, and added a $20 million swingline loan feature. The Credit Facility also was amended so that borrowings bear interest at the Borrower's election of (a) at the prime rate or the prime rate plus 25 basis points based on the leverage ratio of the Company's and Kramont OP's total debt and liabilities to its total asset value, or (b) London InterBank Offered Rate ("LIBOR") plus 130 to 175 basis points based on such ratio. Interest rates may be set for one, three or six-month periods. The outstanding balance on the Credit Facility was approximately $76.5 million as of September 30, 2004. Based on the current collateral the Company can borrow an additional $20.2 million as of September 30, 2004.

In 1998, the Company obtained a $65.9 million fixed rate mortgage from Salomon Brothers Realty Corp. This loan is secured by a first mortgage on nine properties acquired by the Company in September 1998. The mortgage loan bears a fixed interest rate of 7% per annum and requires monthly payments of interest and principal based on a 30-year amortization. The loan matures on October 1, 2008. The outstanding balance on the mortgage was approximately $61.7 million as of September 30, 2004. Pursuant to the mortgage loan, the Company is required to make monthly escrow payments for the payment of tenant improvements and repair reserves.

In addition, the Company has twenty-three mortgage loans outstanding as of September 30, 2004 which were primarily assumed in connection with various acquisitions of certain shopping centers. These mortgage loans have maturity dates ranging from 2005 through 2018. Twenty of the twenty-three mortgage loans have fixed interest rates ranging from 5.15% to 9.22%. The outstanding principal balance on these mortgage loans at September 30, 2004 was approximately $179 million. The remaining three mortgage loans, in the aggregate amount of $8.7 million at September 30, 2004, have variable rates ranging from 3.78% to 6.50%.

On June 15, 2004, the Company entered into a $14.5 million non- revolving term loan with Bank of America that matures in June 2007. The loan is collateralized by the Recreation Notes and requires monthly principal and interest payments based upon a straight line seven year real estate amortization. The note bears an interest rate equal to the sum of the 30 day LIBOR plus 1.75%. The Company has entered into a swap agreement through December, 2006, converting the floating rate to a fixed rate of 5.15%. The outstanding balance on the loan was $14.1 million as of September 30, 2004.

On July 19, 2004, the Company established a secured line of credit in the amount of $10 million with Wachovia Bank, N.A. This line is secured by a two shopping centers and one office building and has an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 1.75%. The line of credit matures on August 1, 2007. The outstanding balance on the line of credit was $2 million as of September 30, 2004.

The Company has a line of credit with Wilmington Trust of Pennsylvania in the amount of $3.5 million secured by two shopping centers with an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 1.8%. The line of credit matures on June 27, 2005. The outstanding balance on the line of credit was $3.5 million as of September 30, 2004.

Acquisitions

On February 17, 2004, the Company completed the acquisition of a 203,000 square foot shopping center in Worcester, Massachusetts for a purchase price of $19.9 million including transaction costs. The center is anchored by a 67,000 square foot supermarket. The shopping center was using cash.

On August 6, 2004, the Company completed the acquisition of a 223,000 square foot shopping center in Harrisburg, Pennsylvania for a purchase price of $17.3 million plus transaction costs. The center is anchored by a 60,000 square foot supermarket. The shopping center was funded by the assumption of $13 million in debt and the balance in cash.

On August 17, 2004, the Company completed the acquisition of a 302,000 square foot shopping center in Manchester, Connecticut for a purchase price of $28.2 million plus transaction costs. The center is anchored by a 73,000 outlet marketplace. The shopping center was initially funded using cash and the property was subsequently pledged as collateral under the Credit Facility.

Dispositions

On March 15, 2004, the Company sold an 83,000 square foot shopping center in Capitol Heights, Maryland. The sale price of the shopping center was $7 million with net proceeds of approximately $1.2 million after the repayment debt of $5.2 million. The Company recognized a loss of approximately $4,000.

On August 6, 2004 the Company sold a portion of its shopping center in Spartanburg, South Carolina. The 11 acre parcel was sold for $3.5 million and the Company recognized a loss of approximately $740,000 as a result.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary exposure to market risk is to changes in interest rates. The Company has both fixed and variable rate debt. The Company has $535.5 million of debt outstanding as of September 30, 2004 of which $444.8 million, or 83.1%, has been borrowed at fixed rates ranging from 5.15% to 9.22% with maturities through 2018. As these debt instruments mature, the Company typically refinances such debt at the current market interest rates which may be more or less than interest rates on the maturing debt. Changes in interest rates have different impacts on the fixed and variable rate portions of the Company's debt portfolio. A change in interest rates impacts the net market value of the Company's fixed rate debt, but has no impact on interest incurred or cash flows on the Company's fixed rate debt. Interest rate changes on variable debt impacts the interest incurred and cash flows but does not impact the net market value of the debt instrument. Based on the variable rate debt of the Company as of September 30, 2004, a 100 basis point increase in interest rates would result in an additional $907,000 in interest incurred per year and a 100 basis point decline would lower interest incurred by $907,000. To mitigate the risks of interest rate increases, the Company has entered into an interest rate swap agreement in the notional amount of $14.5 million. A 100 basis point increase in interest rates would result in an approximate decrease of $21.4 million in the fair value of the fixed rate debt and a 100 basis point decline would result in an approximate increase of $22.7 million in the fair value.

The Company also has $21.3 million of fixed rate mortgage notes receivable. Changes in interest rates impacts the market value of the mortgage notes receivable, but has no impact on interest earned or cash flows. A 100 basis point increase in interest rates would result in a $900,000 decrease in the fair value of the mortgage notes receivable and a 100 basis point decline would result in a $900,000 increase in the fair value.

ITEM 4.  CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's "disclosure controls and procedures," as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2004 identified in connection with the evaluation thereof by the Company's management, including the Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

             None.

ITEM 3.      Defaults upon Senior Securities

             None.

ITEM 4.      Submission of Matters to a Vote of Security Holders

             None.

ITEM 5.      Other Information

             Not Applicable.

ITEM 6.      Exhibits:

(a)          Exhibits:

EXHIBIT NO.                             DOCUMENT
-----------                             --------
   10.91       Secured Revolving Credit Loan Agreement dated July 19, 2004 by and between KR Livonia LLC, Plymouth Plaza Associates, L.P., and 550
               West Germantown Pike LLC, as borrowers and Wachovia Bank National
               Association, as lender.

   10.92 Fourth Amendment to Loan Agreement dated September 30, 2004 by and between Kramont Operating Partnership, L.P., as borrower and Fleet
               National Bank, as lender (incorporated by reference to Exhibit 99.2 of the Company's Form 8-K filed October 7, 2004)

   10.93       $20,000,000 Swingline Note dated September 30, 2004 by and between
               Kramont Operating Partnership, L.P., as borrower and Fleet National
               Bank, as lender (incorporated by reference to Exhibit 99.3 of the Company's Form 8-K filed October 7, 2004)

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

                                      KRAMONT REALTY TRUST
                                      __________________________________________
                                                    (Registrant)

                                      /s/ Louis P. Meshon, Sr.
November 9, 2004                      ------------------------------------------
                                      Louis P. Meshon Sr., President

                                      /s/ Carl E. Kraus
                                      ------------------------------------------
November 9, 2004                      Carl E. Kraus, Chief Financial Officer and
                                      Treasurer