Form 10-Q/A
period 2003-09-30
KRAMONT REALTY TRUST
filed 2004-11-12
CIK 1111205

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   ----------

                                   FORM 10-Q/A

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

This amendment number 1 modifies Part II, Item 6 of the Form 10-Q for the quarterly period ended September 30, 2004 as filed on November 9, 2004. All other items in the original Form 10-Q remain unchanged.


                           PART II. OTHER INFORMATION

ITEM 6. Exhibits:


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

10.91 Secured Revolving Credit Loan Agreement dated July 19, 2004 by and between KR Livonia LLC, Plymouth Plaza Associates, L.P., and 550 West Germantown Pike LLC, as borrowers and Wachovia
                  Bank National Association, as lender. (incorporated by reference to Exhibit 10.91 of the Company's Form 10-Q filed
                  November 9, 2004.)

10.92             Fourth Amendment to Loan Agreement dated September 30, 2004 by and between Kramont Operating Partnership, L.P., as borrower and Fleet National Bank, as lender (incorporated by reference to Exhibit 99.2 of the Company's Form 8-K filed October 7,
                  2004)

10.93 $20,000,000 Swingline Note dated September 30, 2004 by and between Kramont Operating Partnership, L.P., as borrower and Fleet National Bank, as lender (incorporated by reference to Exhibit 99.3 of the Company's Form 8-K filed October 7, 2004)

10.94 First Amendment to Employment Agreement between the Company and Louis P. Meshon, Sr. dated July 1, 2004.

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

                                        KRAMONT REALTY TRUST
                                        -------------------------------------
                                                    (Registrant)

November 11, 2004                       /s/ Louis P. Meshon, Sr.
                                        -------------------------------------
                                        Louis P. Meshon Sr., President



November 11, 2004                       /s/ Carl E. Kraus
                                        -------------------------------------
                                        Carl E. Kraus, Chief Financial Officer
                                        and Treasurer