Form 10-K
period 2004-12-31
KRAMONT REALTY TRUST
filed 2005-03-16
CIK 1111205

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

The aggregate market value of the voting common shares held by non-affiliates of the Registrant was approximately $386 million based on the closing price on the New York Stock Exchange for such shares on June 30, 2004.

The number of shares of the Registrant's Common Shares of Beneficial Interest outstanding was 24,443,723 as of March 11, 2005.

                           Forward-Looking Statements

Certain statements contained in this Annual Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project", or the negative thereof, or other variations thereon or comparable terminology. Factors which could have a material adverse effect on the operations and future prospects of our company include:

      - our failure to consummate our proposed merger with an affiliate of Centro Properties Limited, which in certain circumstances would obligate us to pay a termination fee of $24.0 million;

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

                                TABLE OF CONTENTS

                                                                              Form 10-K
Item No.                                                                      Report Page
--------                                                                      -----------
                                     PART I
1.  Business .............................................................          4
2.  Properties ...........................................................          9
3.  Legal Proceedings ....................................................         13
4.  Submission of Matters to a Vote of Security Holders ..................         13

                                      PART II
5.  Market for the Registrant's Common Equity and Related
    Shareholder Matters and Issuer Purchases of Equity Securities ........         13
6.  Selected Financial Data ..............................................         15
7.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations ..................................         16
7A. Quantitative and Qualitative Disclosures About Market Risk ...........         27
8.  Financial Statements and Supplementary Data ..........................         28
9.  Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosures .................................         54
9A. Controls and Procedures...............................................         54
9B. Other Information.....................................................         54

                                    PART III
10. Trustees and Executive Officers of the Registrant ....................         54
11. Executive Compensation ...............................................         58
12. Security Ownership of Certain Beneficial Owners and
    Management and Related Shareholder Matters............................         64
13. Certain Relationships and Related Transactions........................         66
14. Principal Accountant Fees and Services................................         67

                                PART IV
15. Exhibits and Financial Statement Schedules............................         68

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

Proposed Merger

On December 19, 2004, the Company entered into an Agreement and Plan of Merger providing for the merger of the Company into an affiliate of Melbourne, Australia-based Centro Properties Limited (ASX:CNP), and for the merger of other affiliates of Centro into Kramont Operating Partnership, L.P. and Montgomery CV Realty L.P. On January 27, 2005, the parties amended the Agreement and Plan of Merger. A special meeting of our shareholders will be held April 14, 2005 to consider and vote on the proposed merger. If approved, the companies anticipate completing the merger as soon as practicable.

ITEM 1. BUSINESS

Kramont is a self-administered, self-managed equity real estate investment trust ("REIT") which is engaged in the ownership, acquisition, development, redevelopment, management and leasing primarily of community and neighborhood shopping centers. Kramont does not directly own any assets other than its interest in Kramont Operating Partnership, L.P. ("Kramont OP") and conducts its business through Kramont OP and its affiliated entities, including Montgomery CV Realty L.P. ("Montgomery OP", together with Kramont OP and their wholly-owned subsidiaries, hereinafter collectively referred to as the "OPs", which together with Kramont are hereinafter referred to as the "Company"). The OPs, directly or indirectly, own all of the Company's assets, including its interests in shopping centers. Accordingly, the Company conducts its operations through an Umbrella Partnership REIT ("UPREIT") structure. As of December 31, 2004, Kramont owned 93.6% of Kramont OP and is its sole general partner. As of December 31, 2004, Kramont OP indirectly owned 99.87% of the limited partnership interest of Montgomery OP and owned 100% of its sole general partner. As of December 31, 2004, the OPs owned and operated eighty-three shopping centers and two office buildings, and managed three shopping centers for third parties and four shopping centers in connection with a joint venture, located in 16 states aggregating approximately 12.5 million leasable square feet.

The owners of the minority interests hold operating partnership units ("OP Units") which are convertible into common shares of beneficial interest on a one to one basis. The Company has the option to issue the common shares of beneficial interest or redeem them for cash equal to the then fair market value of the common shares at the time of the conversion. At December 31, 2004, there were 1,666,152 outstanding OP Units in the OPs.

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

      - The Company intends to finance acquisitions with the most appropriate sources of capital, as determined by the Attainment of greater access to capital sources.

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

FINANCING STRATEGIES

The Company intends to finance acquisitions with the most appropriate source of capital, as determined by the Trustees, which may include limited partner units in Kramont OP, available cash flows from operations, the issuance of other equity securities, the sale of investments and, within the debt guidelines described below, bank and other institutional borrowings and the issuance of debt securities. Future borrowings by the Company for acquisitions may be either on a secured or unsecured basis.

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

ASSETS

At December 31, 2004, the book value of the Company's assets amounted to $857.8 million, including $790.1 million in income-producing real estate and $20.7 million in real estate mortgage notes receivable. A description of the Company's principal assets follows:

Properties

Income-Producing Real Estate and Properties Held for Sale - Please refer to Item
2. Properties.

Mortgage Notes Receivable

At December 31, 2004, Kramont's three mortgage notes receivable amounted to $20.7 million. The mortgage notes receivable are secured by first mortgages on the recreation facilities at the two Century Village adult condominium communities in southeast Florida. As of December 31, 2004, none of the mortgage notes were delinquent.

Two of the three notes provide for self-amortizing equal monthly principal and interest payments in the aggregate amount of $4.4 million per annum, through January 2012, and bear interest at annual rates ranging from 13.25% to 13.5%. The third note provides for self-amortizing equal monthly payments of principal and interest in the aggregate amount of $418,000 per annum through January 1, 2007 and bears interest at 8.84%. The notes are pledged as collateral for certain borrowings. The notes that mature in January 2012 are prepayable in 2007. On June 15, 2004, a mortgage note in the amount of $8.2 million due from
H. Irwin Levy, a trustee, was sold to Bank of America for $10.4 million. Please refer to Item 13. Certain Relationships and Related Transactions regarding related party transactions with Mr. Levy.

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

Drexel

Effective December 31, 1997, the Company acquired a 95% economic interest in Drexel Realty, Inc. ("Drexel"), which for over 30 years has been engaged in the development, construction, leasing, and management of real estate. Until the Merger, Drexel managed the properties owned by Montgomery OP as well as other properties located in Pennsylvania and New Jersey owned by third parties. As of December 31, 2004, Drexel managed three properties in Pennsylvania and New Jersey owned by third parties. At this time, it is not contemplated that Drexel will seek additional third party management contracts. Currently, the Company owns 1% of the voting stock and 100% of the non-voting stock. 99% of the voting stock of Drexel is beneficially owned by Mr. Louis P. Meshon, Sr., a Trustee, and held in a voting trust. Mr. Meshon currently serves as President of Drexel. Please refer to Item 13. Certain Relationships and Related Transactions regarding related party transactions with Mr. Meshon.

Shopping Center Venture

In July 2003, the Company formed a joint venture with Tower Fund ("Tower"), for the purpose of acquiring real estate assets. Tower is a commingled separate account available through annuity contracts of Metropolitan Life Insurance Company (New York, New York) and managed by Blackrock Realty, Inc, (formerly SSR Realty Advisors). The Company will administer the day-to-day affairs of the joint venture which is owned 80% by Tower and 20% by the Company. The joint venture owns four shopping centers comprising 553,000 square feet in Vestal, New York. The joint venture properties are all 100% occupied and were purchased by the joint venture for $69.7 million plus transaction costs. The Company's equity contribution to the joint venture was approximately $6 million including transaction costs.

The Company accounts for its investments in unconsolidated affiliates using the equity method except for, effective January 1, 2004, Drexel is reported on a consolidated basis in accordance with FIN 46(R).

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

MATERIAL TENANTS

The Company relies on major tenants to pay rent, and their inability to pay rent may substantially reduce the Company's net income and cash available for distributions to shareholders. The Company's four largest tenants are Ahold USA, Inc. ("Ahold"), Wal-Mart Stores, Inc. ("Wal-Mart"), TJX Companies, Inc. ("TJX"), and Kmart Corporation ("Kmart"). As of December 31, 2004, Ahold represented 5.87% of the Company's annualized minimum rents, Wal-Mart represented 5.79% of the Company's annualized minimum rents, TJX represented 3.15% of the Company's annualized minimum rents, and Kmart represented 2.23% of the Company's annualized minimum rents. As of December 31, 2004, no other tenant would have represented more than 2.0% of the aggregate annualized minimum rents of the Company's shopping centers.

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

EMPLOYEES

As of December 31, 2004, the Company had 152 full and part-time employees. None of the Company's employees are subject to a collective bargaining agreement and the Company has experienced no labor-related work stoppages. The Company considers its relations with its personnel to be good.

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

INFORMATION ABOUT KRAMONT ON THE INTERNET

The Company's web site address on the Internet is www.kramont.com. By providing a hyperlink on the Company's Internet web site to a third-party SEC filings web site, the Company makes available free of charge through its Internet web site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The Company does not maintain or provide such information directly to its Internet web site. The Company makes no representations or warranties with respect to the information contained on the third-party SEC filings web site and takes no responsibility for supplementing, updating, or correcting any such information.

The Company also makes available on its web site copies of the charters for the Audit, Compensation and Nominating & Corporate Governance Committees of its Board of Trustees, as well as its Code of Ethics for the Chief Executive Officer and Senior Financial Officers (and any amendments to, or waivers under, such code), its Corporate Governance Guidelines, its Code of Business Conduct and Ethics, and its Whistleblower Policy. Each of these documents is available in print to any shareholder who requests a copy from the Company.

ITEM 2. PROPERTIES

REAL ESTATE - INCOME-PRODUCING

As of December 31, 2004, the Company, directly or indirectly, owned 83 income-producing neighborhood or community shopping centers and 2 office buildings, located in 16 states comprising 11.2 million square feet. The properties are diverse in size, ranging from 3,800 square feet to 389,450 square feet of gross leasable area with an average of 132,000 square feet of gross leasable area. The shopping centers generally attract local area customers and are typically anchored by a supermarket, drugstore, or discount stores. The centers are smaller than regional malls and do not depend on customers who travel long distances. The tenant base generally concentrates on everyday purchases from local customers. Anchor tenants attract shoppers who also often patronize the smaller shops. At December 31, 2004, 88.08% of the gross leasable area of the Company's income-producing real estate was leased. The Company has pledged 90.78% of the book value of its income-producing real estate as collateral for borrowings.

PROPERTIES HELD FOR SALE

As of December 31, 2004, there were no properties held for sale.

The following table sets forth certain pertinent information, as of December 31, 2004, regarding the Company's properties:

                                                                                  GROSS
                                                        YEAR OF                 LEASABLE      LEASE
                                                        LATEST                   SQUARE     OCCUPANCY     PRINCIPAL TENANTS
                                             YEAR     RENOVATION/   OWNERSHIP     AREA        RATE        (LEASE EXPIRATION/
      PROPERTY           LOCATION          ACQUIRED    EXPANSION    INTEREST    (SQ. FT.)    12/31/04     OPTION EXPIRATION)
SHOPPING CENTERS

CONNECTICUT
Burr Corners             Manchester          2004         N/A          Fee       301,565       95.38   Waldbaums (2010/2040) (1)
                                                                                                       Outlet Marketplace
                                                                                                       (2009/2014)
Christmas Tree Plaza     Orange              2003         N/A          Fee       136,016       96.95   Christmas Tree Shops
                                                                                                       (2016/2066)
                                                                                                       AC Moore (2007/2027)
Groton Square            Groton              2000         2003         Fee       194,862       97.07   Stop & Shop (2007/2027)
                                                                                                       Kohl's (2022/2042)
Killingly Plaza          Killingly           2002         N/A          Fee        75,376       98.51   Stop & Shop (2010/2030)

Manchester Plaza         Manchester          2000         1998         Fee       183,377       45.65   Pep Boys (2016/2036)
                                                                                                       Stop & Shop (2018/2058)
Milford                  Milford             2000         N/A       Leasehold     25,200      100.00   Xpect Discount Drug (2009)
                                                                      (2020)

Parkway Plaza I & II     Hamden              2000         N/A          Fee       163,694       15.52

Stratford Square         Stratford           2000         N/A          Fee       161,539      100.00   Marshalls (2010)
                                                                                                       Entertainment Cinema
                                                                                                       (2009/2039)

FLORIDA
Century Plaza            Deerfield Beach     1982         2002         Fee        90,669       89.85   Broward County Library
                                                                                                       (2007/2013)

Village Oaks             Pensacola           2000         2003         Fee       171,653       96.08   Wal Mart (2008/2038) (6)

GEORGIA
Bainbridge Town Center   Bainbridge          2000         N/A          Fee       143,729       97.70   Kmart (2015/2065)
                                                                                                       Food Lion (2010/2030)
Douglasville Crossing    Douglasville        2000         N/A          Fee       267,800       78.18   Wal Mart (2010/2040) (1)
Holcomb Bridge           Roswell             2000         N/A          Fee       105,420       94.17   Cub Foods (2008/2033) (1) (9)
Northpark                Macon               2000         1998         Fee       195,355      100.00   Kroger (2008/2028)
                                                                                                       Kmart (2013/2063)
Park Plaza               Douglasville        2000         N/A          Fee        46,494       86.02   Kroger (10)

Snellville Oaks          Snellville          2000         N/A          Fee       220,885       98.73   Wal Mart (2011/2041) (1)
                                                                                                       Regal Cinema (2015/2025)
                                                                                                       Food Lion  (2011/2031) (7)

Summerville              Summerville         2000         N/A          Fee        67,809       19.98

Tifton Corners           Tifton              2000         N/A          Fee       186,629       89.50   Wal Mart (2011/2041) (1)
                                                                                                       Bruno's (2010/2025) (1)
Tower Plaza              Carrollton          2000         N/A          Fee        89,990       92.89   Bruno's (2007/2027)

Vidalia                  Vidalia             2000         N/A          Fee        93,696      100.00   Wal Mart (2005/2035) (1)

Village at Mableton      Mableton            2000         1998         Fee       239,474       92.45   Kmart (2014/2064)
                                                                                                       Cub Foods (2009/2029)(1)(9)
                                                                                                       Dollar Tree (2009/2024)

KENTUCKY
Harrodsburg
Marketplace              Harrodsburg         2000         N/A          Fee         60,048     100.00   Kroger (2007/2027)

MASSACHUSETTS
Perkins Farm
Marketplace              Worcester           2004         N/A          Fee        203,304      98.63   A.J. Wright (2008/2018)
                                                                                                       Stop & Shop (2017/2072)

MARYLAND
Campus Village           College Park        2000         N/A          Fee         25,529     100.00
Fox Run                  Prince Frederick    2000         1997         Fee        293,423      98.91   Kmart (2016/2066)
                                                                                                       Giant Foods (2021/2051)
                                                                                                       Peebles (2012/2032)

MICHIGAN
Musicland                Livonia             2000         N/A          Fee         80,000     100.00   Media Play (2007/2027)

NEW JERSEY
Collegetown              Glassboro           2000         1995         Fee        251,015      97.81   Kmart (2006/2016)
                                                                                                       Acme (2009/2049)
                                                                                                       Pep Boys (2015/2035)
                                                                                                       Staples (2014/2034)
Lakewood Plaza           Lakewood            1999         N/A          Fee        203,699      99.34   Shop Rite (2010/2030)
Marlton Shopping
Center-Phase I           Evesham             1998         2001         Fee        157,228     100.00   T.J. Maxx (2011/2026)
                                                                                                       DSW (2011/2031)
Marlton Shopping
Center-Phase II          Evesham             1998         2001         Fee        154,066      98.71   Burlington Coat Factory
                                                                                                        (2007/2032)
                                                                                                       Home Goods (2006/2021)
Ocean Heights            Somers Point        2004         N/A          Fee        104,963     100.00   Shop Rite (2034/2054)
                                                                                                       Staples (2020/2035)
Rio Grande Plaza         Rio Grande          1997         1997         Fee        138,747      93.83   JC Penney (2012/2042)
                                                                                                       Peebles (2012/2032)
                                                                                                       Sears (2006/2026)
Springfield Shoprite     Springfield         2003         N/A          Fee         32,209     100.00   Shoprite  (2023/2053)

Suburban Plaza           Hamilton            2000         1999         Fee        244,718      18.57

NEW YORK
A & P Mamaroneck         Mamaroneck          2000         N/A          Fee         24,978     100.00   Great Atlantic & Pacific
                                                                                                       (2006/2016)
The Mall at Cross
County                   Yonkers             2000         2000         Fee        263,568      90.86   National Wholesale
                                                                                                       Liquidators (2012/2032)
                                                                                                       TJ Maxx (2010/2015)
                                                                                                       Home Goods (2010/2025)
                                                                                                       The Sports Authority
                                                                                                       (2010/2025) Circuit City
                                                                                                       (2018/2038)
Campus Plaza             Vestal              2003         N/A          Fee        160,646      91.30   Olum's of Binghamton
                                                                                                       (2016/2026)
                                                                                                       Staples (2013/2028)
Highridge                Yonkers             2000         N/A          Fee         88,501      94.07   Pathmark (2013/2028)
North Ridge              New Rochelle        2000         N/A          Fee         42,131      94.06   Harmon Cosmetics (2007/2017)
                                                                                                       NRHMC (2011/2016)
Port Washington          Port Washington     2000         N/A       Leasehold      19,600     100.00   North Shore Farms (2008/2028)
                                                                      (2067)

Village Square           Larchmont           2000         N/A          Fee         17,028     100.00   Trader Joe's (2009/2024)

NORTH CAROLINA
Cary Plaza               Cary                2000         N/A          Fee         60,702      74.79   Food Lion (2010/2030) (5)
Magnolia Plaza           Morganton           2000         N/A          Fee        104,539      75.14   Ingles Supermarket(2007/2062)

OHIO
Pickaway Crossing        Circleville         2000         N/A          Fee        127,130     100.00   Wal Mart (2009/2039)

PENNSYLVANIA
550 W. Germantown Pike   Plymouth Meeting    2002         2004         Fee          3,800     100.00   Commerce Bank (2024/2044)
555 Scott Street         Wilkes-Barre        1997         N/A          Fee          8,400     100.00   Pet Supplies Plus (2010)
69th Street Plaza        Upper Darby         2000         1994         Fee         42,500     100.00   National Wholesale
                                                                                                       Liquidators (2014/2028)
Barn Plaza               Doylestown          2000         2002         Fee        237,688      99.02   Marshalls (2009/2024)
                                                                                                       Regal Cinemas, Inc.
                                                                                                       (2018/2027)
                                                                                                       Kohl's (2024/2054)
Bensalem Square          Bensalem            2000         1983         Fee         72,148     100.00   Pathmark (2009/2039)
Bethlehem Square         Bethlehem           2000         1994         Fee        389,450     100.00   TJ Maxx (2006/2021)
                                                                                                       Home Depot (2010/2040)
                                                                                                       Giant Food Store (2010/2030)
                                                                                                       Wal-Mart (2007/2027)
Bradford Mall            Bradford            2000         N/A          Fee        205,593      36.18   Consolidated Stores
                                                                                                       (2007/2017)
                                                                                                       Peebles (2019/2029)
Bristol Commerce         Bristol             2000         2003         Fee        278,771      92.84   Superfresh (2008/2038)
                                                                                                       Wal-Mart (2013/2063)
Chesterbrook Village     Wayne               1997         1995         Fee        122,316      92.45   Genuardi Markets (2010/2025)
Collegeville             Collegeville        1998         1994         Fee        110,696     100.00   Acme (2008/2038)
                                                                                                       Annie Sez (2007/2017)
Chalfont Village         New Britain         1999         N/A          Fee         46,051      96.31   Better Bodies of Chalfont
                                                                                                       (2005/2013)
Cherry Square            Northampton         1999         N/A          Fee         75,005      98.60   Redners Supermarket
                                                                                                       (2016/2036)
County Line Plaza        Souderton           1997         1998         Fee        175,079      99.43   Woolco, Inc. (2007/2017)
                                                                                                       (1)(2)

                                                                                                       Clemens Markets (2007/2027)
Danville Plaza           Danville            1997         1987         Fee         24,052      96.41   CVS Pharmacy (2007/2027)
Dickson City             Dickson City        1997         1990         Fee         47,224      69.51   Office Max (2007/2017)
Franklin Center          Chambersburg        2000         N/A          Fee        174,892      69.80   Food Lion (2010/2030)
                                                                                                       Lowe's (2010/2019) (1)
Gilbertsville            Gilbertsville       1998         N/A          Fee         85,748      96.15   Weis Markets (2009/2019)
Kline Plaza              Harrisburg          2004         N/A          Fee        220,376      97.34   Giant (2020/2050)
                                                                                                       A.J. Wright (2012/2027)
MacArthur Road           Whitehall           2000         N/A          Fee         50,856      89.53   Frank's Nursery
                                                                                                       (2012/2032) (1)
New Holland Plaza        New Holland         1998         N/A          Fee         65,878      99.26   Amelia's Market (2010/2020)
Mount Carmel Plaza       Glenside            1997         N/A          Fee         14,504      94.14   Dollarland (2007/2017)
North Penn Marketplace   Upper Gwynedd       1998         N/A          Fee         57,898     100.00   Weis Markets (10)
                                                                                                       Eckerd Drugs (2008/2018)
Park Hills Plaza         Altoona             2000         1996         Fee        279,856      99.30   Weis Market (2022/2037)
                                                                                                       Dunham's Sporting Goods
                                                                                                       (2010/2015)
                                                                                                       Toys R Us (2015/2035)
                                                                                                       Staples (2010/2025)
                                                                                                       Superpetz (2005/2015)
Pilgrim Gardens          Drexel Hill         2000         N/A          Fee         82,532      90.05   Loehmann's (2008/2013) (9)
Street Road              Bensalem            2000         1995         Fee         67,056      62.72   Subzi Mandi Cash and Carry
                                                                                                       (2011/2016)
The Shoppes at Valley
Forge                    Phoenixville        2000         2002         Fee        177,928     100.00   French Creek Outfitters
                                                                                                       (2010/2020)
                                                                                                       Staples (2011/2026)
                                                                                                       Redners Supermarket
                                                                                                       (2023/2030)
Valley Fair              Tredyffrin          2000         2001         Fee        110,300     100.00   Oskar Huber Furniture
                                                                                                       (2011/2026)
                                                                                                       Chuck E. Cheese (2010/2025)
Village at Newtown       Newtown             1998         N/A          Fee        177,862      90.62   Genuardi Markets (2008/2028)
                                                                                                       Pier One (8)
Village West             Allentown           2001         N/A          Fee        133,611     100.00   Giant Supermarket(2019/2039)
                                                                                                       CVS (2019/2029)
Whitehall Square         Whitehall           2000         2004         Fee        298,023      87.77   Ross Dress For Less
                                                                                                       (2007/2027)
                                                                                                       Raymour and Flannigan
                                                                                                       Furniture (2007/2017)
                                                                                                       The Sports Authority
                                                                                                       (2006/2036)
                                                                                                       Office Depot (2007/2027)
Whitemarsh               Conshohocken        1997         2002         Fee         67,476     100.00   Clemens Markets (2022/2031)
Woodbourne Square        Langhorne           1997         N/A          Fee         29,846     100.00

RHODE ISLAND
Wampanoag Plaza          East Providence     2000         N/A          Fee        242,162      74.98   Shaw's Drugstores (2006/2016)
                                                                                                       Marshalls (2006)
                                                                                                       Savers/TVI, Inc. (2010/2025)

SOUTH CAROLINA

East Main Centre         Spartanburg         2000         2000         Fee         56,792      52.14   Tractor Supply (2015/2030)
Park Centre              Columbia            2000         2000         Fee        226,705     100.00   Wal Mart (2009/2039) (3)
                                                                                                       Piggly Wiggly (2012/2027) (1)
                                                                                                       Steinmart (2010/2030)

TENNESSEE
Meeting Square           Jefferson City      2000         N/A          Fee         92,968     100.00   Wal Mart (2009/2039) (1)
                                                                                                       Food Lion (2009/2039)

VIRGINIA
Culpeper Town Mall       Culpeper            2000         1999         Fee        137,563      89.87   Tractor Supply (2012/2022)
                                                                                                       Food Lion (2019/2029)
Marumsco-Jefferson
Plaza                    Woodbridge          2000         N/A          Fee        319,521      65.77   Giant Food Store (2009/2024)
                                                                                                       Peebles (2007/2010)
                                                                                                       Consolidated Stores, Inc.
                                                                                                       (2007/2017)

Statler Crossing         Staunton            2000         N/A          Fee        166,944      95.93   Wal Mart (2009/2039) (4)
                                                                                                       Rack `N Sack (2013/2028) (1)

OFFICE BUILDINGS
NEW JERSEY
Springfield Office
Building                 Springfield         2003         N/A          Fee         14,304     100.00   Village Super Market, Inc.
                                                                                                       (2025/2055)
PENNSYLVANIA
Plymouth Plaza           Plymouth Meeting    1997         1994         Fee         30,027     100.00   Kramont Realty Trust (2005)
                                                                                   ------     ------

Total income-producing
properties                 11,239,405     88.08
                           ==========     =====

Footnotes:  (1)   Includes space for which rent is being paid but is not
                  presently occupied.

            (2)   Lease is with Woolco, Inc. Sublease is with Kimsworth, Inc.

            (3) Lease is with Wal-Mart Stores, Inc. Sublease is with Resource Bancshares Mortgage Group.

            (4) Lease is with Wal-Mart Stores, Inc. Sublease is with Fisher Auto Parts, Inc.

            (5)   Lease is with Food Lion, Inc. Sublease is with Damaged
                  Freight.

            (6)   Lease is with Wal-Mart Stores, Inc. Sublease is with Bealls,
                  Inc.

            (7) Lease is with Food Lion. Sublease is with Carriage House Furniture.

            (8) Rent will commence in 2005 and is not included in occupancy rates as of December 31, 2004.

            (9)   Operating in bankruptcy.

            (10) Tenant occupies space not owned by the Company and is not included in the gross leasable area of the shopping center.

ITEM 3. LEGAL PROCEEDINGS

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2004.

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

                                     Kramont
                                  Market Price

                         High             Low             Distributions Declared
                         ----             ---             ----------------------
2004
----
First Quarter       $         20.00       $   17.87            $   .325
Second Quarter                19.13           14.40                .325
Third Quarter                 19.19           15.21                .325
Fourth Quarter                23.65           17.85                .325
                                                               --------
                                                               $   1.30
                                                               ========

2003
First Quarter       $         15.87       $   14.25            $   .325
Second Quarter                17.20           14.95                .325
Third Quarter                 17.82           16.40                .325
Fourth Quarter                18.80           16.76                .325
                                                               --------
                                                               $   1.30
                                                               ========

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

As of March 11, 2005, there were 24,443,723 Common Shares outstanding, and the approximate number of holders of record of the Common Shares was 1,881. The Company owns 24,443,723 Common OP Units in Kramont OP representing the sole general partnership interest and 93.7% of the limited partnership interests in Kramont OP. The Company indirectly owns 9,416,754 units of limited partnership (also called "OP Units") in Montgomery OP representing a 99.87% partnership interest in Montgomery OP and owned 100% of its sole general partner. The holders of substantially all of the remaining OP Units have the right to require Kramont OP or Montgomery OP, as the case may be, to redeem their OP Units. However, upon a holder giving notice of the exercise of this right, the Company has the right to acquire such holder's OP Units in exchange for cash or, if certain conditions are satisfied, an equal number of Kramont Common Shares.

The Company did not repurchase any of its securities during any month within the quarter ended December 31, 2004. No equity securities of the Company were sold during 2004 that were not registered under the Securities Act of 1933.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides certain information regarding the securities authorized for issuance under the Company's equity compensation plans, as of December 31, 2004.

                                                                                          Number of Securities
                                        Number of Securities to     Weighted-Average     Remaining Available for
                                        be Issued Upon Exercise    Exercise Price of     Future Issuance Under
                                        of Outstanding Options,   Outstanding Options,    Equity Compensation
                                          Warrants and Rights     Warrants and Rights          Plans (3)
            Plan Category                         (a)                       (b)                   (c)
-------------------------------------   -----------------------   --------------------   -----------------------
Equity compensation plans approved by
shareholders (1)                                  273,845           $        14.56               1,863,287
Equity compensation plans not
approved by shareholders (2)                            -                        -                       -
                                                        -                        -                       -
                                                  -------           --------------               ---------
Total                                             273,845           $        14.56               1,863,287
                                                  =======           ==============               =========

(1) The equity compensation plans which were approved by the Company's shareholders are the 1995 Incentive Plan, the Kramont Realty Trust Executive Stock Option Plan, the Kramont Realty Trust 1997 Stock Option Plan, the Kramont Realty Trust Non-Employee Director 1998 Stock Option Plan, and the Kramont Realty Trust 2000 Incentive Plan.

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

                                                        Years Ended December 31,
                                                (dollars in millions, except share data)
                                      2004          2003           2002            2001         2000 (a)
                                  -----------    -----------    ------------   ------------   ------------
Revenues from rental properties   $     118.3    $     108.5    $      102.4   $       99.6   $       66.5
                                  ===========    ===========    ============   ============   ============
Interest income                   $       3.5    $       4.3    $        4.8   $        5.2   $        8.1
                                  ===========    ===========    ============   ============   ============
Income from continuing
operations                        $      25.9    $      18.3    $       17.0   $       17.2   $       17.0
                                  ===========    ===========    ============   ============   ============
Income from discontinued
operations                        $         -    $       5.0    $        1.0   $        8.6   $         .6
                                  ===========    ===========    ============   ============   ============
Income before preferred
    Distribution                  $      25.9    $      23.3    $       18.0   $       25.8   $       17.6
                                  ===========    ===========    ============   ============   ============
Income (loss) to common
    Shareholders (c)              $       (.6)   $      16.5    $       11.0   $       18.3   $       13.4
                                  ===========    ===========    ============   ============   ============
Funds From Operations             $      19.7    $      32.5    $       27.0   $       28.5   $       22.7
 (FFO) (b) (c)                    ===========    ===========    ============   ============   ============

Per common share:
Income (loss) from continuing
operations, basic                 $      (.03)   $       .48    $        .49   $        .52   $        .95
                                  ===========    ===========    ============   ============   ============
Income (loss) from continuing
operations, diluted               $      (.03)   $       .48    $        .49   $        .52   $        .95
                                  ===========    ===========    ============   ============   ============
Income (loss) to common
shareholders, basic               $      (.03)   $       .70    $        .54   $        .97   $        .97
                                  ===========    ===========    ============   ============   ============
Income (loss) to common
shareholders, diluted             $      (.03)   $       .69    $        .54   $        .97   $        .97
                                  ===========    ===========    ============   ============   ============
   Dividends declared             $      1.30    $      1.30    $       1.30   $       1.30   $       1.27
                                  ===========    ===========    ============   ============   ============
Weighted average common
shares outstanding, basic          24,123,245     23,757,692      20,380,949     18,803,535     13,857,409
                                  ===========    ===========    ============   ============   ============
Weighted average common shares
outstanding, diluted               24,123,245     23,811,799      20,401,095     18,815,657     13,858,427
                                  ===========    ===========    ============   ============   ============

At Year End:
Total assets                      $     857.8    $     810.7    $      779.3   $      769.2   $      764.0
                                  ===========    ===========    ============   ============   ============
Borrowings                        $     541.1    $     451.1    $      480.5   $      510.2   $      500.3
                                  ===========    ===========    ============   ============   ============
Beneficiaries equity:

    Total                         $     271.0    $     313.8    $      253.9    $      219.0    $      225.2
                                  ===========    ===========    ============    ============    ============

Net cash provided by operating
activities                        $      47.8    $      38.2    $       38.3    $       30.6    $       21.2
                                  ===========    ===========    ============    ============    ============

Net cash provided by (used in)
investing activities              $     (51.2)   $     (17.2)   $      (14.1)   $        5.7    $       22.9
                                  ===========    ===========    ============    ============    ============

Net cash provided by (used in)
financing activities              $       3.1    $     (29.2)   $      (16.9)   $      (37.5)   $      (37.2)
                                  ===========    ===========    ============    ============    ============

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

(c) On January 30, 2004, the Company redeemed all of its outstanding 9.5% Series D Cumulative Redeemable Preferred Shares of beneficial interest for $25.00 per share plus accrued and unpaid distributions though January 30, 2004 of $0.066 per share. The total outstanding shares redeemed were 1,653,200 with a par value of $.01 per share. At that time, the Company retired all 1,800,000 shares of Series D preferred shares originally issued. In connection with the redemption of the Series D preferred shares, the Company's first quarter 2004 results reflect a non-recurring reduction in income to common shareholders of beneficial interest of approximately $17.7 million. This reduction was recorded in accordance with the July 31, 2003 Securities and Exchange Commission interpretation of FASB-EITF Abstract Topic No. D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock" ("Topic D-42"). Under Topic D-42, the difference between the carrying amount of the shares and the redemption price must be recorded as a reduction in income to common shareholders of beneficial interest and, therefore, impacts net income per share for the period in which the redemption is made.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto in Item 8. Financial Statements and Supplementary Data (collectively, the "financial statements").

Proposed Merger

On December 19, 2004, the Company entered into an Agreement and Plan of Merger providing for the merger of the Company into an affiliate of Melbourne, Australia-based Centro Properties Limited (ASX:CNP), and for the merger of other affiliates of Centro into Kramont Operating Partnership, L.P. and Montgomery CV Realty L.P. On January 27, 2005, the parties amended the Agreement and Plan of Merger. A special meeting of our shareholders will be held April 14, 2005 to consider and vote on the proposed merger. If approved, the companies anticipate completing the merger as soon as practicable.

                              RESULTS OF OPERATIONS

                                   NET INCOME

                              2004 Compared to 2003

For the year ended December 31, 2004, loss to holders of Common Shares was $605,000 or $.03 per weighted average common share, basic and diluted compared to $16.5 million or $.70 per weighted average common share, basic, and $.69 per weighted average common share, diluted, for the year ended December 31, 2003. On January 30, 2004, the Company redeemed all of its outstanding 9.5% Series D Cumulative Redeemable Preferred Shares of beneficial interest for $25.00 per share plus accrued and unpaid distributions though January 30, 2004 of $0.066 per share. The total outstanding shares redeemed were 1,653,200 with a par value of $.01 per share. At that time, the Company retired all 1,800,000 shares of Series D preferred shares originally issued. In connection with the redemption of the Series D preferred shares, the Company's first quarter 2004 results reflect a non-recurring reduction in income to common shareholders of beneficial interest of approximately $17.7 million. This reduction was recorded in accordance with the July 31, 2003 Securities and Exchange Commission interpretation of FASB-EITF Abstract Topic No. D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock" ("Topic D-42"). Under Topic D-42, the difference between the carrying amount of the shares and the redemption price must be recorded as a reduction in income to common shareholders of beneficial interest and, therefore, impacts net income per share for the period in which the redemption is made.

For the year ended December 31, 2004, rent and other revenue and operating expenses increased by $9.7 million and $1.9 million, respectively (a net rental income increase of $7.8 million). The rent revenue increase is primarily due to increased rentals in the existing portfolio in the amount of $1.3 million and $7.7 million in rents from the acquisition of eight income-producing properties, three on April 3, 2003, one on July 24, 2003, one on July 25, 2003, one on February 17, 2004, one on August 6, 2004 and one on August 17, 2004, offset by the loss of rent from tenant bankruptcies in the amount of $1.4 million. In addition, the Company received $2.1 million in termination fees from two major tenants. Operating expenses increased during the twelve months ended December 31, 2004, primarily due to an increase in real estate tax expense in the amount of $775,000, an increase in general maintenance expense in the amount of $306,000, an increase in professional fees in the amount of $80,000, an increase in utility expense in the amount of $44,000, and additional operating expense of $2.2 million as a result of the purchase of the eight income-producing properties, offset by a decrease in snow removal expense in the amount of $1.4 million and a decrease in insurance expense in the amount of $162,000.

Depreciation and amortization increased by $2.1 million, primarily due to additional expense of $835,000 as a result of capital expenditures in the current year and a full year of depreciation on 2003 capital expenditures, and the additional expense of $1.2 million as a result of the acquisition of eight income-producing properties.

General and administrative expenses increased by $1.8 million, principally due to higher payroll related expenses in the amount of $485,000 as a result of additional personnel, increased salaries, and higher performance related bonuses. In addition, the Company incurred an increase in accounting expenses of $266,000 as a result of costs associated with outsourcing the project to evaluate and test the Company's internal controls in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as well as the additional independent auditor fees to audit internal controls also required by the Sarbanes-Oxley Act of 2002, an increase in trustee fees in the amount of $180,000, an increase in computer related expenses in the amount of $49,000, an increase in discontinued project costs in the amount of $131,000, and an additional expense in the amount of $678,000 due to the consolidation of Drexel in accordance with FASB Interpretation No. 46.

Management and leasing fee income increased by $547,000 during 2004 due to income of $447,000 as a result of the consolidation of Drexel in accordance with FASB Interpretation No. 46, and an additional $100,000 as a result of the Company entering into an exclusive management and leasing agreement in conjunction with the Company's investment in a joint venture in Vestal, New York in July 2003.

Interest income and interest income from related parties decreased by $871,000 during 2004, due to a decrease of interest income from related parties in the amount of $657,000 as a result of the sale of the Boca Note on June 15, 2004, and a decrease of interest income in the amount of $228,000 as a result of scheduled repayments of mortgage notes receivable (see Note 5 to our consolidated financial statements) which are long term and require self-amortizing payments primarily through 2012.

Other income of $2.6 million in 2004 was due to a premium received in the amount of $2.2 million upon the sale of the Boca Note. The Boca Note, which had an outstanding balance of $8.2 million, was sold to Bank of America for $10.4 million on June 15, 2004. In addition other income also increased by $450,000 in 2004 due to the redemption by the issuer of stock owned by the Company (the "Stock Sale"). The book value of the investment was $50,000. The issuer paid the Company $250,000 in cash, with the balance due in equal installments on July 1, 2005 and July 1, 2006.

Interest expense decreased by $824,000 during 2004 due to a decrease in interest expense in the amount of $3.8 million as a result of a decrease in rates on the Company's variable and fixed rate debt, offset by a penalty incurred due to the early prepayment of the Collateralized Mortgage Obligation in the amount of $1.1 million, an increase in interest expense in the amount of $1.1 million as a result of the debt assumed for the purchase of three of the eight income-producing properties, additional interest expense in the amount of $662,000 due to higher debt balances, and an increase in amortization of deferred finance costs in the amount of $105,000.

Equity in income of unconsolidated affiliates increased by $367,000 primarily due the Company's 20% investment in a joint venture located in Vestal, NY in July 2003.

Loss on sale of properties of $737,000 in 2004 increased over 2003 due to the sale of a portion of the Company's shopping center in Spartanburg, South Carolina, that is not considered to be a component of an entity because the cash flows are not clearly distinguished. Therefore the income and loss on sale are included in income from continuing operations.

Income from discontinued operations was $17,000 for 2004 compared to $5 million for 2003. The 2004 amount consisted of a loss from the sale of real estate in the amount of $4,000 and income from the operations of a property sold in the amount of $22,000. The 2003 amount consisted of a gain from the sale of real estate in the amount of $4.3 million and income from the operations of properties sold and properties held for sale of $1.1 million.

Preferred share distributions increased by $2.1 million as a result of the issuance of 2.4 million shares of Series E preferred shares on December 30, 2003 and 400,000 shares of Series E preferred shares on February 27, 2004, offset by the redemption of Series D preferred shares on January 30, 2004.

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

                              FUNDS FROM OPERATIONS

The following schedule reconciles FFO to net income for the years presented (in thousands):

                                                     2004            2003          2002
                                                 -------------   ------------   -----------
Income (loss) to common shareholders (1)         $       (605)   $    16,538    $    10,951
Depreciation and amortization of real property
(including unconsolidated affiliates) (2) (3)          19,609         17,794         16,036
(Gain) loss on sale of real estate (4)                    693         (1,879)            42
                                                 ------------    -----------    -----------
FFO available to common shareholders             $     19,697    $    32,453    $    27,029
                                                 ============    ===========    ===========

(1) Includes a reduction in income to common shareholders of beneficial interest of approximately $16.6 million, net of minority interest, in connection with the redemption of the Company's 9.5% Series D Cumulative Redeemable Preferred Shares of beneficial interest in accordance with Topic D-42.

(2)   Net of minority interests of $1,351, $1,255, and $1,313, respectively.

(3) Depreciation related to unconsolidated affiliates of $473, $338, and $192, respectively.

(4) Net of amounts attributable to minority interests of $48, ($132) and $3, respectively.

The Company presents Funds from Operations (FFO), a non-GAAP financial measure, because it considers it an important supplemental measure of our operating performance and believes it is frequently used by securities analysts, investors and other interested parties in the evaluation of Real Estate Investment Trusts (REITs), many of which present FFO when reporting their results. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), an industry trade group, consists of net income available to common shareholders (computed in accordance with generally accepted accounting principles in the United States, or GAAP) before depreciation and amortization of real estate assets, extraordinary items and gains and losses on sales of income producing real estate assets. FFO excludes GAAP depreciation and amortization of real estate assets, which reduces the book value of real estate assets ratably over time. Historically, however, real estate values have increased or decreased with market conditions. Because FFO excludes depreciation and amortization of real estate assets, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, acquisition and development activities and interest costs, providing a perspective not immediately apparent from net income. The Company uses FFO to provide this additional information and perspective. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to either net income as a measure of the Company's operating performance or to cash flows from operating activities as an indicator of liquidity or cash available to fund all cash flow needs. Recognizing these limitations in the use of FFO as a financial measure, the Company considers FFO as only one in a group of measures, which, together, provide information about the Company's operations. Since all companies do not calculate FFO in a similar fashion, the Company's calculation, presented above, may not be comparable to similarly titled measures reported by other companies.

                         LIQUIDITY AND CAPITAL RESOURCES

Consolidated Statements of Cash Flows

Unrestricted cash and cash equivalents were $8 million, $8.3 million, and $16.5 million at December 31, 2004, 2003, and 2002, respectively.

Net cash provided by operating activities, as reported in the consolidated statements of cash flows increased to $47.8 million in 2004 from $38.2 million in 2003 and increased from $38.3 million in 2002. The increase in cash flows from operating activities from 2003 to 2004 was primarily due to an increase in operating income as a result of the acquisition of eight income producing properties during 2003 and 2004. In addition, the Company experienced a decrease in accounts receivable and other assets of $3.2 million in 2004 compared to an increase of $240,000 in 2003, and a decrease in accounts payable and other liabilities of $154,000 in 2004 compared to a decrease of $544,000 in 2003.

Net cash used in investing activities amounted to $51.2 million in 2004, which increased from net cash used in investing activities of $17.2 million in 2003, and net cash used in investing activities of $14.1 million in 2002. The 2004 amounts reflect $53.2 million used in the acquisitions of three shopping centers in Worcester, Massachusetts, Harrisburg, Pennsylvania and Manchester, Connecticut. The 2004 amounts also reflect $22 million used for capital improvements and redevelopments offset by $2.1 million of collections on mortgage notes receivable, $10.4 in proceeds from the sale of one of the mortgage notes, distributions from the Company's unconsolidated affiliates in the amount of $1.5 million and $9.1 million of proceeds from the sales of a shopping center in Capitol Heights, Maryland and the sale of a portion of a shopping center in Spartanburg, South Carolina. The 2003 amounts reflect $14.1 million used in the acquisitions of a shopping center and an office building in Springfield, New Jersey, a shopping center and sixteen acres of land in Somers Point, New Jersey, a shopping center in Orange, Connecticut, and a shopping center in Vestal, New York. The 2003 amounts also reflect $18.3 million used for capital improvements and $6 million used in the investment in the Tower joint venture offset by $2.3 million of collections on mortgage notes receivable and $17.4 million of proceeds from the sales of an out-parcel in Bensalem, Pennsylvania, twenty-eight acres of unimproved land in Miramar, Florida, nine acres of unimproved land in Dania, Florida, an office building in West Palm Beach, Florida, a shopping center in Phillipsburg, New Jersey, a leasehold interest in a free-standing building in Orange, Connecticut, and a free standing building in Woodbridge, Virginia. The 2002 amounts reflect $9.8 million used for the acquisition of a shopping center in Killingly, Connecticut and a free-standing building in Plymouth Meeting, Pennsylvania, and $9.7 million used for capital improvements, offset by $2 million of collections on mortgage notes receivable and $2.6 million of proceeds from the sale of a free-standing building in Frederick, Maryland and a shopping center in Columbus, Mississippi.

Net cash provided by financing activities amounted to $3.1 million in 2004, compared to net cash used in financing activities of $29.2 million in 2003, and $16.9 million in 2002. The 2004 amounts consist of $77 million of net proceeds of borrowings, $10 million of proceeds from the issuance of new preferred shares of beneficial interest, and $1.5 million of proceeds from share options exercised, partially offset by $41.3 for the repurchase of preferred shares of beneficial interest, cash distributions of $39.8 million to shareholders, cash distributions of $2.2 million to minority interests, and $2.1 million of deferred finance costs. The 2003 amounts consist of cash distributions of $37.5 million to shareholders, cash distributions of $2.2 million to minority interests, $50.4 million of net repayment of borrowings, and $2.9 million of deferred finance costs, partially offset by $62.4 million of proceeds from the issuance of new common and preferred shares of beneficial interest under its Shelf Registration and $1.3 million of proceeds from the issuance of common shares of beneficial interest as a result of the exercising of options. The 2002 amounts consist of cash distributions of $33.4 million to shareholders, cash distributions of $2.1 million to minority interests, $29.7 million of net repayment of borrowings, $6.1 million used for the purchase of 11,155 shares of Preferred Series A-1 shares of beneficial interest, and $3 million of deferred finance costs, partially offset by $56.7 million of proceeds from the issuance of new common shares of beneficial interest under its Shelf Registration and $635,000 of proceeds from the issuance of common shares of beneficial interest as a result of the exercising of options.

Off-Balance Sheet Financing Arrangements

The Company does not have any special purpose entities and does not engage in off-balance sheet financing arrangements.

Contractual Obligations and Commitments

At December 31, 2004, the Company's contractual obligations and commitments are as follows:

                                                      Payments Due by Period
                                                           (in millions)
                               Total    Less than 1 year   1-3 years   3-5 years   More than 5 years
Long-Term Debt Obligations   $  541.1     $     13.8        $ 127.0     $ 108.3      $      292.0

Interest on Long-Term Debt
Obligations                  $  195.5     $     31.7        $  59.7     $  42.0      $       62.1

Borrowings

At December 31, 2004, the Company's ability to borrow under lines of credit is as follows:

                          Commitment expiration per period
                                   (in millions)
Total amounts available    1 year             2 to 3 years
-----------------------   -------             ------------
       $ 115.4            $   3.5               $ 111.9

Borrowings consist of $456.7 million of fixed rate indebtedness, with a weighted average interest rate of 6.36% at December 31, 2004, and $84.4 million of variable rate indebtedness with a weighted average interest rate of 3.72% at December 31, 2004. The borrowings are collateralized by a substantial portion of the Company's real estate and the Recreation Notes. The Company expects to refinance certain of these borrowings, at or prior to maturity, through new mortgage loans on real estate. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancing can be achieved.

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

Effective December 20, 2002, the Company entered into a loan agreement (the "Loan Agreement") with Bank of America ( previously Fleet National Bank, N.A.) on its own behalf and as agent for certain other banks providing for a credit facility (the "Credit Facility"). As of December 30, 2002, the date of the initial funding, the maximum amount of the Credit Facility was then $100 million and the maximum amount the Company could borrow was $68 million based on the then current collateral. The maximum amount of the Credit Facility was increased to $125 million on March 19, 2003, under the terms and conditions of the Loan Agreement. The Borrowing Base available to Kramont OP under the Credit Facility is subject to increase or decrease from its current amount pursuant to the terms of the Loan Agreement. The Credit Facility is a revolving line of credit and is secured by guarantees by the Company and those of its subsidiaries who have provided mortgages to the lenders, seventeen first mortgages on shopping centers and a first priority security interest in the membership interests and partnership interests of the subsidiary entities. The Credit Facility contains various financial covenants that must be observed. The Company was in compliance with these covenants at December 31, 2004. Advances under the Credit Facility may be used for general corporate purposes and, among other purposes, to fund acquisitions, repayment of all or part of outstanding indebtedness, expansions, renovations, financing and refinancing of real estate, closing costs and for other lawful purposes. On September 30, 2004, the Company modified and extended the Credit Facility extending the maturity for two years with an option to extend for one additional year, adding the right to increase the Credit Facility amount to $200 million within 24 months of the date of the extension, and added a $20 million swingline loan feature. The Credit Facility also was amended so that borrowings bear interest at the Borrower's election of (a) at the prime rate or the prime rate plus 25 basis points based on the leverage ratio of the Company's and Kramont OP's total debt and liabilities to its total asset value, or (b) London InterBank Offered Rate ("LIBOR") plus 130 to 175 basis points based on such ratio. Interest rates may be set for one, three or six-month periods. The outstanding balance on the Credit Facility was $73.5 million as of December 31, 2004. Based on the current collateral the Company can borrow an additional $26.1 after an addition $2.7 million of outstanding letters of credit exposure as of December 31, 2004.

In 1998, the Company obtained a $65.9 million fixed rate mortgage from Salomon Brothers Realty Corp. This loan is secured by a first mortgage on nine properties acquired by the Company in September 1998. The mortgage loan bears a fixed interest rate of 7% per annum and requires monthly payments of interest and principal based on a 30-year amortization. The loan matures on October 1, 2008. The outstanding balance on the mortgage was approximately $61.5 million as of December 31, 2004. Pursuant to the mortgage loan, the Company is required to make monthly escrow payments for the payment of tenant improvements and repair reserves.

In addition, the Company has twenty-four mortgage loans outstanding as of December 31, 2004 which were primarily assumed in connection with various acquisitions of certain shopping centers. These mortgage loans have maturity dates ranging from 2005 through 2028. Twenty-one of the twenty-four mortgage loans have fixed interest rates ranging from 4.72% to 9.22%. The outstanding principal balance on these mortgage loans at December 31, 2004 was approximately $191.6 million. The remaining three mortgage loans, in the aggregate amount of $10.9 million at December 31, 2004, have variable rates ranging from 4.29% to 6.50%.

On June 15, 2004, the Company entered into a $14.5 million non-revolving term loan with Bank of America that matures in June 2007. The loan is collateralized by the Recreation Notes and requires monthly principal and interest payments based upon a straight line seven year real estate amortization. The note bears an interest rate equal to the sum of the 30 day LIBOR plus 1.75%. The Company has entered into a swap agreement through December, 2006, converting the floating rate to a fixed rate of 5.15%. The outstanding balance on the loan was $13.6 million as of December 31, 2004.

On July 19, 2004, the Company established a secured line of credit in the amount of $9.6 million with Wachovia Bank, N.A. This line is secured by three shopping centers and has an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 1.75%. The line of credit matures on August 1, 2007. No amounts were outstanding at December 31, 2004 on this line of credit.

The Company has a line of credit with Wilmington Trust of Pennsylvania in the amount of $3.5 million secured by two shopping centers with an interest rate payable at a rate adjusted monthly to the sum of 30 day LIBOR plus 1.8%. The line of credit matures on June 27, 2005. At December 31, 2004, there was no outstanding balance on this line of credit.

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

On May 15, 2002, the Company purchased all 11,155 outstanding Series A-1 Increasing Rate Cumulative Convertible Preferred Shares of beneficial interest ("Preferred A") for $6.1 million plus costs.

On May 16, 2002, under the Shelf Registration Statement, the Company sold 2.3 million of its common shares of beneficial interest to certain investment advisory clients of Cohen & Steers Capital Management, Inc. for net proceeds of $31.3 million. The Company used $6.1 million for the purchase of the Preferred A's, $8.4 million for the purchase of a shopping center in Killingly, Connecticut, $1.1 million for the purchase of a free standing building in Plymouth Meeting, Pennsylvania, and paid down debt in the amount of $8 million. The Company used the balance of the proceeds for acquisitions, debt reductions, and other corporate purposes.

On December 31, 2002, under the Shelf Registration Statement, the Company sold
1.8 million of its common shares of beneficial interest to Teachers Insurance and Annuity Association of America and certain investment advisory clients of Kensington Investment Group, Inc. and Teachers Advisors, Inc. for net proceeds of $25.5 million. The Company used $25 million to pay down the Credit Facility. The Company used the balance of the proceeds for general corporate purposes.

On January 2, 2003, under the Shelf Registration Statement, the Company sold 280,000 of its common shares of beneficial interest to Teachers Insurance and Annuity Association of America for net proceeds of $4 million. The Company used $4 million to pay down the Credit Facility.

On April 3, 2003 the Company issued 386,153 common shares of beneficial interest in conjunction with the purchase of two shopping centers, an office building and sixteen acres of land in New Jersey. The Company had a future obligation to issue an additional 228,939 common shares of beneficial interest upon the satisfaction of certain conditions. In 2005, those conditions were satisfied and the additional shares were issued on January 27, 2005.

On July 25, 2003 the Company issued 185,018 common shares of beneficial interest in conjunction with the purchase of a shopping center in Vestal, New York.

On December 30, 2003, under the Shelf Registration Statement, the Company sold 2,400,000 of its 8.25% Series E Cumulative Redeemable Preferred Shares of beneficial interest to a number of mutual funds and other purchasers for net proceeds of approximately $58.5 million. The Company used approximately $41.3 million to redeem the Company's 9.5% Series D Cumulative Redeemable Preferred shares of beneficial interest on January 30, 2004 and the balance was used for general corporate purposes.

On January 30, 2004, the Company redeemed all of its outstanding 9.5% Series D Cumulative Redeemable Preferred Shares of beneficial interest for $25.00 per share plus accrued and unpaid distributions though January 30, 2004 of $0.066 per share.

In connection with the redemption of the 9.5% Series D Cumulative Redeemable Preferred Shares of beneficial interest, the Company's first quarter 2004 results reflect a reduction in Income to common shareholders of beneficial interest of approximately $17.7 million. This reduction was recorded in accordance with Topic No. D-42. Under

Topic D-42, the difference between the carrying amount of the shares and the redemption price must be recorded as a reduction in income to common shareholders of beneficial interest and, therefore, impacts net income per share for the period in which the redemption is made.

On February 27, 2004 under the Shelf Registration Statement, the Company sold 400,000 of its 8.25% Series E Cumulative Redeemable Preferred Shares of beneficial interest to certain investment advisory clients of Cohen & Steers Capital Management, Inc. for net proceeds of $10 million. The Company used the $10 million for general corporate purposes.

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

Acquisitions

On February 17, 2004, the Company completed the acquisition of a 203,000 square foot shopping center in Worcester, Massachusetts for a purchase price of $19.9 million including transaction costs. The center is anchored by a 67,000 square foot supermarket. The shopping center was acquired using cash.

On August 6, 2004, the Company completed the acquisition of a 220,000 square foot shopping center in Harrisburg, Pennsylvania for a purchase price of $17.3 million plus transaction costs. The center is anchored by a 60,000 square foot supermarket. The shopping center was funded by the assumption of $13 million in debt and the balance in cash.

On August 17, 2004, the Company completed the acquisition of a 302,000 square foot shopping center in Manchester, Connecticut for a purchase price of $28.2 million plus transaction costs. The center is anchored by a 73,000 square foot outlet marketplace. The shopping center was initially funded using cash and the property was subsequently pledged as collateral under the Credit Facility.

On April 3, 2003, the Company completed the acquisition of two shopping centers, an office building and sixteen acres of land for development for approximately $13.2 million including transaction costs. The purchase included a 31,500 square foot Shop Rite Supermarket and a fully occupied 14,000 square foot office building in Springfield, New Jersey, a 54,000 square foot Shop Rite Supermarket, and an adjacent sixteen acres of land approved for development in Somers Point, New Jersey. The sixteen acres of land are currently under development. The properties were purchased using cash and the issuance of 386,153 common shares of beneficial interest. The Company also had an obligation to issue an additional 228,939 common shares of beneficial interest upon the satisfaction of certain conditions. The liability for these shares has been accrued in accounts payable and other liabilities. In 2005, those conditions were satisfied and the additional shares were issued on January 27, 2005.

On July 24, 2003, the Company completed the acquisition of a 136,000 square foot shopping center in Orange, Connecticut for a purchase price of $18.4 million including transaction costs. The center is anchored by a 50,000 square foot Christmas Tree Shop store. The shopping center was purchased using cash and the assumption of approximately $11 million in debt.

On July 25, 2003, the Company completed the acquisition of a 161,000 square foot shopping center in Vestal, New York for a purchase price of $13.1 million including transaction costs. The center is 94% occupied and anchored by an 82,500 square foot furniture and appliance store. The shopping center was purchased using a combination of cash, 185,018 common shares of beneficial interest and the assumption of $7.8 million in debt.

Dispositions

The Company has determined that certain properties do not fit the Company's core portfolio. As a result, these properties have been sold. The Company sold one shopping center and a portion of another shopping center in 2004. On March 15, 2004, the Company sold an 83,000 square foot shopping center in Capitol Heights, Maryland. The sale price of the shopping center was $7 million with net proceeds of approximately $1.2 million after the repayment debt of $5.2 million. The Company recognized a loss of approximately $4,000.

On August 6, 2004 the Company sold a portion of its shopping center in Spartanburg, South Carolina. The 11 acre parcel was sold for $3.5 million and the Company recognized a loss of approximately $737,000 as a result.

                        TRANSACTIONS WITH RELATED PARTIES

Included in Mortgage Notes Receivable at December 31, 2003, is a note due from Mr. Irwin Levy, in the amount of $8.5 million. The note was issued prior to the prohibitions on related party loans as stated in the Sarbanes-Oxley Act of 2002. On June 15, 2004 the note was sold to Bank of America for $10.4 million. The Company recognized $508,000 in interest income during 2004 and $2.2 million in other income due to a premium received on the sale of the note.

Mr. Louis P. Meshon, Sr., President, Chief Executive Officer and Trustee, and Patricia Meshon, his wife, in the aggregate, own 99% of the voting stock (a 5% equity interest) in Drexel Realty, Inc. ("Drexel"), the management company in which Montgomery CV Realty L.P. owns a 95% equity interest. Drexel manages two properties in which Mr. Meshon has ownership interests. These properties paid Drexel $288,100 for management and leasing services during 2004.

Mr. Milton S. Schneider, a Trustee, is the Chief Executive Officer of The Glenville Group ("Glenville"), a company involved in the development, ownership, and management of commercial and residential properties. The Company leases approximately 2,300 square feet of office space to Glenville in accordance with a five-year lease effective June 1, 1999 and expiring on May 31, 2004. Since June 1, 2004, Glenville has been on a month-to-month lease. Glenville paid the Company approximately $67,300 for payment of rent, electric and other operating expenses in 2004.

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

Depreciation and amortization of tangible assets are provided on the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over 40 years which is the expected useful life of a building, building and leasehold improvements are depreciated or amortized over the term of the tenant leases or useful life of the improvement, whichever is shorter, and land improvements are depreciated over the useful life of the asset. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and replacements, which improve and extend the life of the asset, are capitalized. The useful lives of amortizable intangible assets are evaluated each reporting period with any changes in estimated useful lives being accounted for over the revised remaining useful life.

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

                    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment," which is a revision of SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123R focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25's intrinsic value method of accounting for employee stock options has been eliminated. SFAS 123R is effective for periods ending after June 15, 2005. As a result, the fair value of stock options granted to employees in the future will be required to be expensed. The Company believes that the adoption of FASB 123R will not have a material impact on the Company's financial position.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary exposure to market risk is to changes in interest rates. The Company has both fixed and variable rate debt. The Company has $541.1 million of debt outstanding as of December 31, 2004, of which $456.7 million, or 84.4%, has been borrowed at fixed rates ranging from 4.72% to 9.22% with maturities through 2018. As these debt instruments mature, the Company typically refinances such debt at their existing market interest rates which may be more or less than interest rates on the maturing debt. Changes in interest rates have different impacts on the fixed and variable rate portions of the Company's debt portfolio. A change in interest rates impacts the net market value of the Company's fixed rate debt, but has no impact on interest incurred or cash flows on the Company's fixed rate debt. Interest rate changes on variable debt impacts the interest incurred and cash flows but does not impact the net market value of the debt instrument. Based on the variable rate debt of the Company as of December 31, 2004, a 100 basis point increase in interest rates would result in an additional $834,000 in interest incurred per year and a 100 basis point decline would lower interest incurred by $834,000 per year. To ameliorate the risk of interest rate increases, the Company has entered into an interest rate swap agreement in the notional amount of $14.5 million. A 100 basis point increase in interest rates would result in a $24 million decrease in the fair value of the fixed rate debt and a 100 basis point decline would result in a $25.4 million increase in the fair value.

The Company also has $20.7 million of fixed rate mortgage notes receivable. Changes in interest rates impacts the market value of the mortgage notes receivable, but has no impact on interest earned or cash flows. A 100 basis point increase in interest rates would result in an $812,000 decrease in the fair value of the mortgage notes receivable and a 100 basis point decline would result in an $850,000 increase in the fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                    PAGE
                                                                                                    ----
Report of Independent Certified Public Accountants                                                   29

Consolidated Financial Statements:

         Balance Sheets - December 31, 2004 and 2003                                                 30
         Statements of Income - Years Ended December 31, 2004, 2003, and 2002                        31
         Statements of Other Comprehensive Income - Years Ended December 31, 2004, 2003, and 2002    31
         Statements of Beneficiaries' Equity - Years Ended December 31, 2004, 2003 and 2002          32
         Statements of Cash Flows - Years Ended December 31, 2004, 2003 and 2002                     33
         Notes to Consolidated Financial Statements                                                  34-49

Consolidated Financial Statements Schedules:

         Schedule III - Real Estate and Accumulated Depreciation                                     50-52
         Schedule IV - Mortgage Loans on Real Estate                                                 53

Schedules, other than those listed above, are omitted because they are not required, or because the information required is included in the consolidated financial statements or the notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees of
Kramont Realty Trust
Plymouth Meeting, PA

We have audited the accompanying consolidated balance sheets of Kramont Realty Trust and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, other comprehensive income, beneficiaries' equity, and cash flows for each of the three years in the period ended December 31, 2004. We have also audited the schedules listed in the accompanying index. These financial statements and the schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedules based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kramont Realty Trust and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

As explained in Note 1 to the consolidated financial statements, effective January 1, 2004, Kramont Realty Trust and subsidiaries adopted the provisions of Statement of Financial Accounting Standards Interpretation 46(R), Consolidation of Variable Interest Entities.

BDO SEIDMAN, LLP
Philadelphia, Pennsylvania
February 11, 2005

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)

                                                                                      December 31,
                                                                                  2004           2003
                                                                                -----------   ----------
ASSETS

Real estate - income-producing, net of accumulated depreciation                 $   790,087   $  724,668
Properties held for sale                                                                  -        6,271
Mortgage notes receivable                                                            20,741       22,590
Mortgage note receivable - related party                                                  -        8,480
Investments in unconsolidated affiliates                                              9,145        8,880
Cash and cash equivalents (includes $0 and $903 restricted)                           8,022        9,196

Other assets                                                                         29,773       30,626
                                                                                -----------   ----------
                       Total assets                                             $   857,768   $  810,711
                                                                                ===========   ==========

LIABILITIES AND BENEFICIARIES' EQUITY

LIABILITIES:
  Mortgages and notes payable                                                   $   541,074   $  451,071
  Accounts payable and other liabilities                                             18,693       17,002
  Distributions payable                                                              10,408        9,989
                                                                                -----------   ----------
                       Total liabilities                                            570,175      478,062
                                                                                -----------   ----------

Minority interests in Operating Partnerships                                         16,602       18,802
                                                                                -----------   ----------

BENEFICIARIES' EQUITY:
Convertible preferred shares of beneficial interest, Series A-1, $0.01 par value; authorized and issued 11,155 shares as of December 31,
2004 and 2003                                                                             1            1
Convertible preferred shares of beneficial interest, Series B-1, $0.01 par value; authorized 1,235,000 shares; issued and outstanding
1,183.240 shares as of December 31, 2004 and 2003                                        11           11
Redeemable preferred shares of beneficial interest, Series D, $0.01 par value; authorized 2,070,000 shares; issued 0 and 1,800,000
shares as of  December 31, 2004 and 2003                                                  -           18
Redeemable preferred shares of beneficial interest, Series E, $0.01 par value; authorized and issued 2,800,000 shares; outstanding, 2,800,000
and 2,400,000 as of  December 31, 2004 and 2003, respectively                            28           24
Common shares of beneficial interest, $0.01 par value;
authorized 94,283,845 shares; outstanding, 24,204,579 and
24,054,925 as of December 31, 2004 and 2003, respectively                               242          241
Additional paid-in capital                                                          294,598      308,426
Retained earnings (deficit)                                                         (17,392)      14,595
Accumulated other comprehensive loss                                                    (25)        (477)
Treasury stock, cumulative preferred shares of beneficial interest Series A-1
11,155 shares as of December 31, 2004 and 2003, at cost                              (6,070)      (6,070)
Treasury stock, Redeemable preferred shares of beneficial interest Series
D, 146,800 shares as of December 31, 2003, at cost                                        -       (2,349)
                                                                                -----------   ----------
                                                                                    271,393      314,420
Unearned compensation on restricted shares of beneficial interest                      (402)        (573)
                                                                                -----------   ----------

                       Total beneficiaries' equity                                  270,991      313,847
                                                                                -----------   ----------

                       Total liabilities and beneficiaries' equity              $   857,768   $  810,711
                                                                                ===========   ==========

          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             (dollars in thousands, except share and per share data)

                                                                         Years Ended December 31,
                                                               --------------------------------------------
                                                                   2004            2003           2002
                                                               ------------    ------------    ------------
Revenues:
  Rent                                                         $    116,131    $    108,527    $    101,835
  Other property income                                               2,138               -             555
                                                               ------------    ------------    ------------
                                                                    118,269         108,527         102,390
Expenses:
  Operating                                                          35,771          33,897          29,482
  Depreciation and amortization                                      20,675          18,606          16,827
  General and administrative                                         10,389           8,589           7,202
                                                               ------------    ------------    ------------
                                                                     66,835          61,092          53,511
                                                               ------------    ------------    ------------
Operating income                                                     51,434          47,435          48,879
Management and leasing fees                                             619              72               -
Interest income                                                       2,962           3,176           3,532
Interest income from related parties                                    508           1,165           1,234
Other income                                                          2,648               -               -
Interest expense                                                    (32,688)        (33,512)        (36,512)
Equity in income of unconsolidated affiliates                         1,152             785             722
Gain (loss) on sale of properties                                      (737)              -               -
Minority interests in income of Operating Partnerships                   33            (797)           (822)
                                                               ------------    ------------    ------------
Income from continuing operations                                    25,931          18,324          17,033
                                                               ------------    ------------    ------------

Results from discontinued operations:
  Income from operations of properties sold or held for sale             22           1,066           1,129
  Gain (loss) on sale of properties                                      (4)          4,347             (45)
  Minority interests in discontinued operations                          (1)           (388)            (83)
                                                               ------------    ------------    ------------
Income from discontinued operations                                      17           5,025           1,001
                                                               ------------    ------------    ------------

Net income                                                           25,948          23,349          18,034

Preferred share distributions                                        (8,862)         (6,811)         (7,083)
Charge for redemption of preferred shares
                                                                    (17,691)              -               -
                                                               ------------    ------------    ------------
Income (loss) to common shareholders                           $       (605)   $     16,538    $     10,951
                                                               ============    ============    ============

Per common share:
  Income (loss) from continuing operations, basic              $       (.03)   $        .48    $        .49
  Income (loss) from discontinued operations, basic            $          -    $        .22    $        .05
                                                               ------------    ------------    ------------
Total net income (loss) per share, basic                       $       (.03)   $        .70    $        .54
                                                               ============    ============    ============
  Income (loss) from continuing operations, diluted            $       (.03)   $        .48    $        .49
  Income (loss) from discontinued operations, diluted          $          -    $        .21    $        .05
                                                               ------------    ------------    ------------
Total net income (loss) per share, diluted                     $       (.03)   $        .69    $        .54
                                                               ============    ============    ============
 Dividends declared                                            $       1.30    $       1.30    $       1.30
                                                               ============    ============    ============

  Average common shares outstanding:
    Basic                                                        24,123,245      23,757,692      20,380,949
                                                               ============    ============    ============
    Diluted                                                      24,123,245      23,811,799      20,401,095
                                                               ============    ============    ============

              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
                             (dollars in thousands)

                                                                                  Years Ended
                                                                                  December 31,
                                                                  ---------------------------------------
                                                                     2004          2003           2002
                                                                  -----------   -----------     ---------
Net income
                                                                  $    25,948   $    23,349     $  18,034

Change in fair value of cash flow hedges                                 (218)         (131)       (1,519)

Reclassification adjustment for hedge losses included in net
income                                                                    670         1,267         1,120
                                                                  -----------   -----------     ---------
Comprehensive income                                              $    26,400   $    24,485     $  17,635
                                                                  ===========   ===========     =========

          See accompanying notes to consolidated financial statements.

                     KRAMONT REALTY TRUST AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF BENEFICIARIES EQUITY
                                 (in thousands)

                                                                                      Preferred
                                                        Common            Preferred   Shares of
                                                      Shares of           Shares of   Beneficial  Additional
                                                      Beneficial   Par    Beneficial   Interest    Paid in    Retained
                                                       Interest   Value    Interest   Par Value    Capital    Earnings
                                                      ----------  ------  ----------  ----------  ----------  ---------
BALANCE, JANUARY 1, 2002                                18,872     $ 189    2,994        $ 30     $  177,553   $ 45,574

       Net Income                                            -         -        -           -              -     18,034

       Issuance of Common Shares                         4,110        41        -           -         56,631          -
       Issuance of Common Shares - options exercised        55         1        -           -            635          -

       Repurchase of Series A Preferred Shares               -         -        -           -              -          -

       Amortization of unearned compensation                 -         -        -           -              -          -
       Restricted stock awards                              39         -        -           -            590          -

       Net loss in fair value of cash flow hedges            -         -        -           -              -          -

       Distributions on Common Shares                        -         -        -           -              -    (27,537)
       Distributions on Preferred Shares                     -         -        -           -              -     (7,083)

                                                        ------     -----   ------        ----     ----------  ---------
BALANCE, DECEMBER 31, 2002                              23,076       231    2,994          30        235,409     28,988
                                                        ------     -----   ------        ----     ----------  ---------

       Net Income                                            -         -        -           -              -     23,349

       Issuance of Common Shares                           851         9        -           -         12,719          -
       Issuance of Common Shares - options exercised        96         1        -           -          1,312          -

       Issuance of Series E Preferred Shares                                2,400          24         58,458          -

       Amortization of unearned compensation                 -         -        -           -              -          -
       Restricted stock awards                              32         -        -           -            528          -

       Net loss in fair value of cash flow hedges            -         -        -           -              -          -

       Distributions on Common Shares                        -         -        -           -              -    (30,931)
       Distributions on Preferred Shares                     -         -        -           -              -     (6,811)

                                                        ------     -----   ------        ----     ----------  ---------
BALANCE, DECEMBER 31, 2003                              24,055       241    5,394          54        308,426     14,595
                                                        ------     -----   ------        ----     ----------  ---------

       Net Income                                            -         -        -           -              -     25,948

       Issuance of Common Shares - options exercised       112         1        -           -          1,522          -

       Repurchase of Series D Preferred Shares               -         -   (1,800)        (18)       (25,970)   (17,691)

       Issuance of Series E Preferred Shares                 -         -      400           4         10,012          -

       Amortization of unearned compensation                 -         -        -           -              -          -
       Restricted stock awards                              38         -        -           -            608          -

       Net loss in fair value of cash flow hedges            -         -        -           -              -          -

       Distributions on Common Shares                        -         -        -           -              -    (31,382)
       Distributions on Preferred Shares                     -         -        -           -              -     (8,862)
                                                        ------     -----   ------        ----     ----------  ---------
BALANCE, DECEMBER 31, 2004                              24,205     $ 242    3,994        $ 40     $  294,598  $ (17,392)
                                                        ======     =====   ======        ====     ==========  =========

                                                                                  Compensation
                                                       Accumulated                on Restricted
                                                         Other                      Shares of
                                                      Comprehensive    Treasury    Beneficial
                                                        Income          Stock       Interest
                                                      -------------    --------   -------------
BALANCE, JANUARY 1, 2002                                 $ (1,214)     $ (2,349)    $ (760)

       Net Income                                               -             -          -

       Issuance of Common Shares                                -             -          -
       Issuance of Common Shares - options exercised            -             -          -

       Repurchase of Series A Preferred Shares                  -        (6,070)

       Amortization of unearned compensation                    -             -        614
       Restricted stock awards                                  -             -       (590)

       Net loss in fair value of cash flow hedges            (399)            -          -

       Distributions on Common Shares                           -             -          -
       Distributions on Preferred Shares                        -             -          -

                                                         --------      --------     ------
BALANCE, DECEMBER 31, 2002                                 (1,613)       (8,419)      (736)
                                                         --------      --------     ------

       Net Income                                               -             -          -

       Issuance of Common Shares                                -             -          -
       Issuance of Common Shares - options exercised            -             -          -

       Issuance of Series E Preferred Shares                    -             -          -

       Amortization of unearned compensation                    -             -        691
       Restricted stock awards                                  -             -       (528)

       Net loss in fair value of cash flow hedges           1,136             -          -

       Distributions on Common Shares                           -             -          -
       Distributions on Preferred Shares                        -             -          -

                                                         --------      --------     ------
BALANCE, DECEMBER 31, 2003                                   (477)       (8,419)      (573)
                                                         --------      --------     ------

       Net Income                                               -             -          -

       Issuance of Common Shares - options exercised            -             -          -

       Repurchase of Series D Preferred Shares                  -         2,349          -

       Issuance of Series E Preferred Shares                    -             -          -

       Amortization of unearned compensation                    -             -        779
       Restricted stock awards                                  -             -       (608)

       Net loss in fair value of cash flow hedges             452             -          -

       Distributions on Common Shares                           -             -          -
       Distributions on Preferred Shares                        -             -          -
                                                         --------      --------     ------
BALANCE, DECEMBER 31, 2004                               $    (25)     $ (6,070)    $ (402)
                                                         ========      ========     ======

          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                     Years Ended December 31,
                                                                                   2004         2003         2002
                                                                                 ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $  25,948    $  23,349    $  18,034
 Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization                                                 20,707       18,909       18,548
      Premium received from sale of mortgage note receivable                        (2,198)           -            -
      Amortization of unearned compensation on restricted shares of beneficial
      interest                                                                         682          690          614
      Restricted share awards                                                           97            -            -
      Equity in income of unconsolidated affiliates                                 (1,152)        (785)        (722)
      Minority interests in income of Operating Partnership                            (33)       1,185          905
      Loss (Gain) on sale of assets                                                    741       (4,347)          45
Changes in assets and liabilities:
      (Increase) decrease in receivables, accrued income, prepaid expenses and
      other assets                                                                   3,183         (240)      (3,941)

      Increase (decrease) in accounts payable and other liabilities                   (154)        (544)       4,808
                                                                                 ---------    ---------    ---------

Net cash provided by operating activities                                           47,821       38,217       38,291
                                                                                 ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections on mortgage notes receivable                                           1,849        1,710        1,509
  Collections on mortgage notes receivable - related party                             256          560          491
  Proceeds from sales of mortgage note                                              10,422            -            -
  Acquisition of real estate - income producing                                    (53,206)     (14,115)      (9,811)
  Capital improvements including development costs                                 (22,019)     (18,348)      (9,712)
  Net proceeds from sale of real estate                                              9,085       17,397        2,567
  Change in restricted cash                                                            903          784           31
  Distributions from unconsolidated affiliates                                       1,536          826          864
  Investment in unconsolidated affiliates                                              (10)      (5,998)           -
  Other                                                                                 (1)           -           10
                                                                                 ---------    ---------    ---------
Net cash used in investing activities                                              (51,185)     (17,184)     (14,051)
                                                                                 ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings, net of fair market premium                              76,681      192,466        5,977
  Repayments of borrowings                                                         (71,213)    (201,817)     (78,689)
  Net proceeds (repayments) from line of credit                                     71,512      (41,000)      42,988
  Cash distributions paid on common shares                                         (31,330)     (30,706)     (26,091)
  Cash distributions paid on preferred shares                                       (8,495)      (6,811)      (7,264)
  Proceeds from issuance of common shares of beneficial interest                       -          3,932       56,674
  Proceeds from issuance of preferred shares of beneficial interest                 10,017       58,482            -
  Cash received from stock options exercised                                         1,523        1,313          635
  Distributions to minority interests                                               (2,164)      (2,164)      (2,057)
  Purchase of preferred shares                                                     (41,330)           -       (6,070)
  Deferred financing costs                                                          (2,108)      (2,921)      (3,043)
                                                                                 ---------    ---------    ---------
Net cash provided by (used in) financing activities                                  3,093      (29,226)     (16,940)
                                                                                 ---------    ---------    ---------

Net (decrease) increase in unrestricted cash and cash equivalents                     (271)      (8,193)       7,300

Unrestricted cash and cash equivalents at the beginning of the year                  8,293       16,486        9,186
                                                                                 ---------    ---------    ---------
Unrestricted cash and cash equivalents at the end of the year                    $   8,022    $   8,293    $  16,486
                                                                                 =========    =========    =========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                         $  33,440    $  34,687    $  36,996
                                                                                 =========    =========    =========
Acquisitions:
  Fair value of assets acquired                                                  $ (66,230)   $ (47,192)   $  (9,811)
  Liabilities assumed                                                               13,024       24,282            -
  Operating Partnership units issued                                                     -            -            -
  Common shares of beneficial interest issued                                            -        8,795            -
                                                                                 ---------    ---------    ---------
  Cash (paid) for acquisitions, net of cash acquired                             $ (53,206)   $ (14,115)   $  (9,811)
                                                                                 =========    =========    =========
Supplemental disclosure of non-cash transactions
  Restricted shares awarded                                                      $     608    $     527    $     590
                                                                                 =========    =========    =========
  Common shares issued for acquisitions                                          $       -    $   8,795    $       -
                                                                                 =========    =========    =========

          See accompanying notes to consolidated financial statements.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Kramont Realty Trust, a Maryland real estate investment trust ("Kramont") is a self-administered, self-managed equity real estate investment trust ("REIT") which is engaged in the ownership, acquisition, development, redevelopment, management and leasing of primarily community and neighborhood shopping centers. Kramont does not directly own any assets other than its interest in Kramont Operating Partnership, L.P. ("Kramont OP") and conducts its business through Kramont OP and its affiliated entities, including Montgomery CV Realty, L.P. ("Montgomery OP", together with Kramont OP and their wholly-owned subsidiaries, hereinafter collectively referred to as the "OPs", which together with Kramont are hereinafter referred to as the "Company"). The OPs, directly or indirectly, own all of the Company's assets, including its interests in shopping centers. Accordingly, the Company conducts its operations through an Umbrella Partnership REIT ("UPREIT") structure. As of December 31, 2004, Kramont owned 93.6% of Kramont OP and is its sole general partner. As of December 31, 2004, Kramont OP indirectly owned 99.87% of the limited partnership interest of Montgomery OP and owned 100% of its sole general partner. As of December 31, 2004, the OPs owned and operated eighty-three shopping centers and two office buildings, managed three shopping centers for third parties and four shopping centers in connection with a joint venture, located in 16 states aggregating approximately 12.5 million leasable square feet.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company. The Company owns 45%-50% interests in certain real estate partnerships, and owns a 20% economic interest in a shopping center venture, which are accounted for on the equity method. Significant inter-company accounts and transactions have been eliminated in consolidation.

Interest Rate Risk Management

The Company accounts for its interest rate contracts in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133") as amended and interpreted. SFAS 133 requires that all derivative instruments, such as interest rate swap and cap contracts, be recognized in the financial statements and measured at their fair market value. Changes in the fair market value of derivative instruments are recognized each period in current operations or beneficiaries' equity (as a component of accumulated other comprehensive loss). For a derivative designated as part of a hedge transaction, where it is recorded is dependent on whether it is a fair value hedge or a cash flow hedge. For a derivative designated as a fair value hedge, the gain or loss of the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk are recognized in results of operations. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into interest expense in the results of operations when the hedged exposure affects results of operations. The ineffective portion of the gain or loss of a cash flow hedge is recognized currently in results of operations. For a derivative not designated as a hedging instrument, the gain or loss is recognized currently in results of operations. If the hedged item were terminated, the amount recorded in other comprehensive income (loss) would be reclassified to the results of operations.

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

As of January 1, 2004, Kramont had interest rate swap contracts to pay fixed rates of interest (ranging from 6.088% to 6.78%) and receive variable rates of interest based on LIBOR on an aggregate of $32.5 million notional amount of indebtedness which matured in March and May of 2004. On June 15, 2004, Kramont entered into an interest rate contract to pay a fixed rate of interest at 5.15% and receive a variable rate of interest based on LIBOR on $14.5 million notional amount of indebtedness with a maturity date of December 2006. This hedge is highly effective and there is no ineffective portion. The aggregate fair market value of all interest rate swap agreements was ($25,000) and ($477,000) on December 31, 2004 and 2003, respectively, and is included in accounts payable and other liabilities on the consolidated balance sheet. Approximately $16,000 is expected to be reclassified to the statement of income during the next twelve months.

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

Depreciation and amortization of tangible assets are provided on the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over 40 years which is the expected useful life of a building, building and leasehold improvements are depreciated or amortized over the term of the tenant leases or useful life of the improvement, whichever is shorter, and land improvements are depreciated over the useful life of the asset. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and replacements, which improve and extend the life of the asset, are capitalized. The useful lives of amortizable intangible assets are evaluated each reporting period with any changes in estimated useful lives being accounted for over the revised remaining useful life.

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

Properties Held for Sale

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of its carrying amount or fair value less cost to sell. SFAS 144 broadens the presentation of discontinued operations to include a component of a company. Under SFAS 144, an individual income-producing property is considered a component of the company. As a result, when assets are identified by the management and a plan for sale, as defined by SFAS 144, has been adopted, the Company estimates the fair value, net of selling costs, of such assets. Fair value is estimated using estimated selling price of each property based on various factors including discussions with potential buyers. If, in management's opinion, the fair value less costs to sell of the assets, which have been identified for sale, is less than the net carrying amount of the assets, the assets are written down. The Company's estimate of fair value of each property is based on economic and market conditions which are subject to change. Carrying amounts and subsequent declines or gains in fair value are recorded in results of operations in discontinued operations. Gains, if any, are recognized in discontinued operations but only to the extent of previous cumulative losses for write-downs to fair value, less costs to sell already recognized. If circumstances arise that the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified shall be measured at the lower of its carrying amount before the asset was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the asset been continuously classified as held and used or fair value at the date of the decision not to sell.

There were no properties held for sale at December 31, 2004. Properties sold and held for sale in prior periods have been reclassified to Properties Held for Sale and Discontinued Operations in all periods presented.

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

Stock Options

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") requires the Company to provide pro forma information regarding net income and net income per common share as if compensation cost for stock options granted under the plans, if applicable, had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company has not adopted the fair value based method prescribed by SFAS 123.

Solely for the purposes of providing the pro forma information required by SFAS 123, the Company estimates the fair value of each stock option grant by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected lives of ten years; dividend yield of 7.74%, volatility at 24%, risk free interest rate of 3.33% for 2003; and dividend yield of 8.70%, volatility at 30%, risk free interest rate of 4.53% for 2002. There were no stock options issued in 2004.

Under accounting provisions of SFAS 123, the Company's income to common shareholders and net income per common share, would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):


                                                                                           Years Ended December 31
                                                                                      2004           2003           2002
                                                                                      ----           ----           ----
Income (loss) to common shareholders
  Income (loss), as reported                                                        $  (605)       $ 16,538       $ 10,951
  Stock-based employee/trustee compensation expense included in reported income         779             691            614
  Fair value of stock options and restricted stock awards                              (793)           (762)          (784)
                                                                                    -------        --------       --------
  Pro forma                                                                         $  (619)       $ 16,467       $ 10,781
                                                                                    =======        ========       ========
Income (loss) per common share, basic:
  As reported                                                                       $  (.03)       $    .70       $    .54
                                                                                    =======        ========       =======
  Pro forma                                                                         $  (.03)       $    .69       $    .53
                                                                                    =======        ========       ========
Income (loss) per common share, diluted:
  As reported                                                                       $  (.03)       $    .69       $    .54
                                                                                    =======        ========       ========
  Pro forma                                                                         $  (.03)       $    .69       $    .53
                                                                                    =======        ========       ========

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

As of December 31, 2004, the Company has aggregate net operating loss carryforwards for Federal tax purposes of approximately $13.5 million, of which $6.4 million expires in 2006 and $7.1 million expires in 2007.

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

New Pronouncements

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment," which is a revision of SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123R focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25's intrinsic value method of accounting for employee stock options has been eliminated. SFAS 123R is effective for periods ending after June 15, 2005. As a result, the fair value of stock options granted to employees in the future will be required to be expensed. The Company believes that the adoption of FASB 123R will not have a material impact on the Company's financial position.

(2) REAL ESTATE

(a) Real Estate is located in 16 states and consists of (in thousands):

                                        December 31, 2004            December 31, 2003
                                        -----------------            -----------------
Income-producing:
Land                                        $ 146,942                   $ 134,928
Shopping centers                              721,780                     648,183
Office buildings                                5,973                       6,873
                                            ---------                   ---------
Total                                         874,695                     789,984
Less accumulated depreciation                 (84,608)                    (65,316)
                                            ---------                   ---------
Real Estate - income-producing, net         $ 790,087                   $ 724,668
                                            =========                   =========
Properties held for sale:
Land                                        $       -                   $   1,371
Shopping centers                                    -                       4,900
Undeveloped land                                    -                           -
                                            ---------                   ---------
Properties held for sale                    $       -                   $   6,271
                                            =========                   =========

(b) Real Estate is leased to tenants under leases expiring at various dates through 2034, some of which contain renewal options of up to 55 years. Most of the leases require base rentals payable monthly in advance; additional rentals based on reimbursements of common area maintenance, insurance and real estate taxes and in some leases, based on a percentage of tenants' sales; and rent increases based on cost-of-living indices.

During 2004, 2003, and 2002, the Company recognized income from reimbursements of common area maintenance, insurance, real estate taxes and percentage rent of $26.2 million, $25.5 million, and $23.5 million, respectively. As of December 31, 2004, future minimum rental income under non-cancelable operating leases, excluding rentals from the exercise of renewal options, is as follows:

Years ending December 31, (in thousands)
 2005                                         $      89,173
 2006                                                82,188
 2007                                                70,239
 2008                                                60,116
 2009                                                50,392
Thereafter                                          216,712
                                             --------------
Total                                        $      568,820
                                             ==============

(c) Real Estate with a net book value of $717.2 million, at December 31, 2004, is pledged as collateral for borrowings (Note 4).

(d) Acquisitions:

Acquisitions have been recorded as purchases in accordance with SFAS 141. Assets and liabilities were recorded at fair market value. The acquisitions were not material individually or in the aggregate.

      - On February 17, 2004, the Company completed the acquisition of a 203,000 square foot shopping center in Worcester, Massachusetts for a purchase price of $19.9 million including transaction costs. The center is anchored by a 67,000 square foot supermarket. The shopping center was funded using cash. In accordance with SFAS 141, the Company recorded an intangible asset in the amount of $275,000 for "at market" leases and an intangible liability in the amount of $2.3 million for below market leases.

      - On August 6, 2004, the Company completed the acquisition of a 220,000 square foot shopping center in Harrisburg, Pennsylvania for a purchase price of $17.3 million plus transaction costs. The center is anchored by a 60,000 square foot supermarket. The shopping center was funded by the assumption of $13 million in debt and the balance in cash. In accordance with SFAS 141, the Company recorded an intangible asset in the amount of $483,000 for "at market" leases.

      - On August 17, 2004, the Company completed the acquisition of a 302,000 square foot shopping center in Manchester, Connecticut for a purchase price of $28.2 million plus transaction costs. The center is anchored by a 73,000 outlet marketplace. The shopping center was initially funded using cash and the property was subsequently pledged as collateral under the Credit Facility. In accordance with SFAS 141, the Company recorded intangible assets in the amount of $748,000 for "above market" rents and $589,000 for "at market" leases.

      - On April 3, 2003, the Company completed the acquisition of two shopping centers, an office building and sixteen acres of land for development for approximately $13.2 million including transaction costs. The purchase included a 31,500 square foot Shop Rite Supermarket and a fully occupied 14,000 square foot office building in Springfield, New Jersey, a 54,000 square foot Shop Rite Supermarket, and an adjacent sixteen acres of land approved for development in Somers Point, New Jersey. The sixteen acres of land are currently under development. The properties were purchased using cash and the issuance of 386,153 common shares of beneficial interest. The Company also had an obligation to issue an additional 228,939 common shares of beneficial interest upon the satisfaction of certain conditions. The liability for these shares have been accrued in accounts payable and other liabilities. In 2005 those conditions were satisfied and the additional shares were issued on January 27, 2005.

      - On July 24, 2003, the Company completed the acquisition of a 136,000 square foot shopping center in Orange, Connecticut for a purchase price of $18.4 million including transaction costs. The center is anchored by a 50,000 square foot Christmas Tree Shop store. The shopping center was purchased using cash and the assumption of approximately $11 million in non-recourse debt. In accordance with SFAS 141, the Company recorded a premium on the assumed debt in the amount of $1.8 million for an "above market" interest rate.

      - On July 25, 2003, the Company completed the acquisition of a 161,000 square foot shopping center in Vestal, New York for a purchase price of $13.1 million including transaction costs. The center is anchored by an 82,500 square foot furniture and appliance store. The shopping center was purchased using a combination of cash, 185,018 common shares of beneficial interest and the assumption of $7.8 million in debt. In accordance with SFAS 141, the Company recorded a premium on the assumed debt in the amount of $588,000 for an "above market" interest rate.

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

(d) Dispositions:

      - On March 15, 2004, the Company sold an 83,000 square foot shopping center in Capitol Heights, Maryland. The sale price of the shopping center was $7 million with net proceeds of approximately $1.2 million after the repayment of debt in the amount of $5.2 million. The Company recognized a loss of approximately $4,000.

      - On August 6, 2004 the Company sold a portion of its shopping center in Spartanburg, South Carolina. The 11 acre parcel was sold for $3.5 million with net proceeds of approximately $2.7 million and the Company recorded a loss of approximately $737,000 as a result. The portion of the property sold is not considered a component of an entity because the cash flows are not clearly distinguished, and therefore the income and loss are included in income from continuing operations.

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

(e) Shopping Center Venture:

In July 2003, the Company formed a joint venture with Tower Fund ("Tower"), for the purpose of acquiring real estate assets. Tower is a commingled separate account available through annuity contracts of Metropolitan Life Insurance Company (New York, New York) and managed by Blackrock Realty, Inc (formerly SSR Realty Advisors). The Company administers the day-to-day affairs of the joint venture which is owned 80% by Tower and 20% by the Company. The joint venture owns four shopping centers comprising 553,000 square feet in Vestal, New York. The joint venture properties were purchased by the joint venture for $69.7 million plus transaction costs. The Company's equity contribution to the joint venture was approximately $6 million including transaction costs.

(3) MORTGAGE NOTES RECEIVABLE

At December 31, 2004, the Company's mortgage notes receivable consisted of $20.7 million. On June 15, 2004, a mortgage note in the amount of $8.2 million due from H. Irwin Levy, a trustee, was sold to Bank of America for $10.4 million. In this transaction, the Company recognized $2.2 million in other income as a result of the premium received on the note. The remaining notes (collectively the "Recreation Notes") are secured by first mortgages on the recreation facilities at two Century Village adult condominium communities in southeast Florida. Two of the three notes provide for self-amortizing equal monthly principal and interest payments in the aggregate amount of $4.4 million per annum, through January 2012, and bear interest at annual rates ranging from 13.25% to 13.5%. The third note provides for self-amortizing equal monthly payments of principal and interest in the aggregate amount of $418,000 per annum through January 1, 2007 and bears interest at 8.84%. The notes are pledged as collateral for certain borrowings. The notes that mature in January 2012 are prepayable in 2007.

The mortgage notes receivable at December 31, 2004, mature as follows (in thousands):

One year or less                                               $       2,091
After one year through five years                                     12,220
After five years                                                       6,430
                                                               -------------
Totals                                                         $      20,741
                                                               =============

(4) BORROWINGS

Borrowings consist of (in thousands):

                                                                                        December 31,         December 31,
                                                                                           2004                  2003
                                                                                        ------------         ------------
Mortgage notes payable through June 2013, interest fixed at a rate of 6.12% per
annum,collateralized by mortgages on fifteen shopping centers (see Notes 2 and 4a)       $  190,000           $ 190,000

Mortgage notes, net of unamortized premium of $2 million and $2.3 million for
2004 and 2003, respectively, payable through May 2028, interest ranging from
4.29% to 9.22% per annum,collateralized by mortgages on twenty-four shopping
centers (see Note 2)                                                                        202,461             182,107

Mortgage notes payable through October 2008, interest fixed at 7.00% per
annum, collateralized by mortgages on nine shopping centers (see Notes 2 and 4b)             61,482              62,338

Mortgage note, payable through June 2007, interest fixed at 5.15% per annum
through December 2006, collateralized by the recreation notes (see Note 5)                   13,631                   -

Line of credit payable through December 2007, interest at borrowers election of prime plus .25% or one, three or six month LIBOR plus a minimum of 1.35% to a maximum of 1.75% (3.61% at December 31, 2004), collateralized by mortgages
on eighteen shopping centers (see Notes 2 and 4c)                                            73,500               1,988

Collateralized Mortgage Obligations, net of unamortized discount of $102,000 based on  a fixed effective interest rate of 8.84% per annum, collateralized by certain of the Recreation Notes (see Note 3), with quarterly self-amortizing
principal and interest payment required through March 2007                                        -              14,638
                                                                                         ----------           ---------
Totals                                                                                   $  541,074           $ 451,071
                                                                                         ==========           =========

(a) Effective June 16, 2003, the Company entered into a ten year, fixed rate loan agreement with Metropolitan Life Insurance Company (the "Metlife Loan") for a loan in the amount of $190 million. The Metlife Loan is secured by fifteen shopping center properties (the "Mortgaged Properties") and the remaining principal balance of the Metlife Loan is due in June 2013. The Metlife Loan bears a fixed interest rate of 6.12% per annum and requires monthly payments of interest only for the first two years of the ten year term and monthly payments of interest and principal based on a 30-year amortization for the remaining term.

(b) In 1998, the Company obtained a $65.9 million fixed rate mortgage from Salomon Brothers Realty Corp. This loan is secured by a first mortgage on nine properties acquired by the Company in September 1998. The mortgage loan bears a fixed interest rate of 7% per annum and requires monthly payments of interest and principal based on a 30-year amortization. The loan matures on October 1, 2008.

(c) Effective December 20, 2002, the Company entered into a loan agreement (the "Loan Agreement") with Bank of America ( previously Fleet National Bank, N.A.) on its own behalf and as agent for certain other banks providing for a credit facility (the "Credit Facility"). As of December 30, 2002, the date of the initial funding, the maximum amount of the Credit Facility was then $100 million. The maximum amount of the Credit Facility was increased to $125 million on March 19, 2003, under the terms and conditions of the Loan Agreement. The Borrowing Base available to Kramont OP under the Credit Facility is subject to increase or decrease from its current amount pursuant to the terms of the Loan Agreement. The Credit Facility is a revolving line of credit and is secured by guarantees by the Company and those of its subsidiaries who have provided mortgages to the lenders, seventeen first mortgages on shopping centers and a first priority security interest in the membership interests and partnership interests of the subsidiary entities. The Credit Facility contains various financial covenants that must be observed. The Company was in compliance with these covenants at December 31, 2004. Advances under the Credit Facility may be used for general corporate purposes and, among other purposes, to fund acquisitions, repayment of all or part of outstanding indebtedness, expansions, renovations, financing and refinancing of real estate, closing costs and for other lawful purposes. On September 30, 2004, the Company modified and extended the Credit Facility extending the maturity for two years with an option to extend for one additional year, adding the right to increase the Credit Facility amount to $200 million within 24 months after the date of the extension, and added a $20 million swingline loan feature. The Credit Facility also was amended so that borrowings bear interest at the Borrower's election of (a) at the prime rate or the prime rate plus 25 basis points based on the leverage ratio of the Company's and Kramont OP's total debt and liabilities to its total asset value, or (b) London InterBank Offered Rate ("LIBOR") plus 130 to 175 basis points based on such ratio. Interest rates may be set for one, three or six-month periods. The outstanding balance on the Credit Facility was $73.5 million as of December 31, 2004. Based on the current collateral the Company can borrow an additional $27.6 million as of December 31, 2004.

(d) Certain loans require the Company to establish a capital and tenant improvement ("TI") reserve account. Funds in the capital and TI reserve accounts may be used to fund capital improvements, repairs, alterations, tenant improvements and leasing commissions at the mortgaged properties.

(e) Maturities of borrowings are as follows (in thousands):

Years ending December 31,
2005                               $    13,828
2006                                    31,302
2007                                    95,644
2008                                    90,568
2009                                    17,721
Thereafter                             292,011
                                   -----------
Total                              $   541,074
                                   ===========

(f) In June 2004 the Company entered into an interest rate swap contract with a notional amount of $14.5 million, which expires in December 2006. The interest rate swap has an effective interest rate of 5.15% on $14.5 million of the Company's debt.

(5) CONTINGENCIES

The Company is subject to various claims and complaints relative to its business activities. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.

(6) RELATED PARTY TRANSACTIONS

H. Irwin Levy ("Mr. Levy")

In 1981, CV Reit sold the recreation facilities at the Century Village in Boca Raton to Mr. Levy, a Trustee, for $18 million, subject to a lease to a corporation currently owned by Mr. Levy. (The annual net rental to Mr. Levy on that lease is $2.2 million.) At closing, Mr. Levy issued a 30-year non-recourse promissory note to CV Reit in the principal amount of $12.5 million which bears interest at 13.25% per annum. On June 15, 2004, the Company sold the mortgage note which had an outstanding balance of $8.2 million to Bank of America for $10.4 million, recognizing the premium received in the amount of $2.2 million. During each of 2004, 2003, and 2002, the Company recognized $508,000, $1.2 million, and $1.2 million, respectively, in interest income on this note.

Since 1990, companies owned by Mr. Levy and/or certain members of his family have leased, managed and operated the recreation facilities at the Century Villages in West Palm Beach, Deerfield Beach, and Boca Raton, which are collateral for certain notes held by the Company with an outstanding balance of $20.7 million at December 31, 2004. During 2003 and 2002, the Company leased approximately 4,600 square feet of office space to those companies and other companies controlled by Mr. Levy on a month-to-month basis and received approximately $35,000 and $55,000, respectively, for payment of rent, utilities and operating expenses. On September 2, 2003, the office building containing the leased space was sold.

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

Louis P. Meshon, Sr. and Patricia Meshon, his wife, in the aggregate, own 99% of the voting stock (a 5% equity interest) in Drexel Realty, Inc. ("Drexel"), the management company in which Montgomery CV Realty L.P. owns 1% of the voting stock and 100% of the non-voting stock (a 95% equity interest). In 2004, 2003, and 2002 Drexel did not make any payments to Mr. Meshon.

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

In 2004, 2003, and 2002, the owners of these properties paid Drexel $288,100, $259,300, and $279,500, respectively, for management and leasing services.

Under the Proposed Merger, prior to the effective time of the merger, in exchange for certain interests in (i) Drexel, held by Louis P. Meshon, Sr., and his spouse, and (ii) CV Partner Holdings, L.P., a subsidiary of Kramont, held by Mr. Meshon, Mr. Meshon will receive certain rights held by Royce Realty, Inc., a wholly owned subsidiary of Drexel, to use of the assumed name (doing business as) "Montgomery Realty Company" in New Jersey and Pennsylvania, and Kramont will enter into an agreement of indemnity in favor of Mr. Meshon relating to certain mortgage and environmental guarantees of Mr. Meshon with respect to Mount Carmel Plaza Associates, L.P., a subsidiary of Kramont.

Milton S. Schneider ("Mr. Schneider")

Mr. Milton S. Schneider, a Trustee, is the Chief Executive Officer of The Glenville Group ("Glenville"), a company involved in the development, ownership, and management of commercial and residential properties. The Company leases approximately 2,300 square feet of office space to Glenville in accordance with a five-year lease effective June 1, 1999 and expiring on May 31, 2004. Since June 1, 2004, Glenville has been on a month-to-month lease. During 2004, 2003, and 2002 The Glenville Group paid the Company approximately $67,300, $57,900, and $58,100, respectively, for payment of rent, electric and other operating expenses.

(7) FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                                            As of December 31,
                                                              2004                                      2003
                                                 ------------------------------------------------------------------------
                                                  Carrying                                 Carrying
                                                   Amount            Fair Value             Amount             Fair Value
                                                -----------          -----------          ---------           -----------
Real estate mortgage notes receivable           $    20,741          $    26,007          $   31,070          $    39,351

Cash and cash equivalents                             8,022                8,022                9,196                9,196

Borrowings                                         (541,074)            (543,598)            (451,071)            (465,220)

Interest rate swaps                                     (25)                 (25)                (477)                (477)

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

Common Shares of Beneficial Interest

On May 16, 2002, under the Shelf Registration Statement, the Company sold 2.3 million of its common shares of beneficial interest to certain investment advisory clients of Cohen & Steers Capital Management, Inc. for net proceeds of $31.3 million. The Company used $6.1 million for the purchase of Series A-1 Increasing Rate Cumulative Convertible Preferred Shares of beneficial interest ("Preferred A"), $8.4 million for the purchase of a shopping center in Killingly, Connecticut, $1.1 million for the purchase of a free standing building in Plymouth Meeting, Pennsylvania, and paid down debt in the amount of $8 million. The Company used the balance of the proceeds for acquisitions, debt reductions, and other corporate purposes.

On December 31, 2002, under the Shelf Registration Statement, the Company sold
1.8 million of its common shares of beneficial interest to Teachers Insurance and Annuity Association of America and certain investment advisory clients of Kensington Investment Group, Inc. and Teachers Advisors, Inc. for net proceeds of $25.5 million. The Company used $25 million to pay down debt. The Company used the balance of the proceeds for general corporate purposes.

On January 2, 2003, under the Shelf Registration Statement, the Company sold 280,000 of its common shares of beneficial interest to Teachers Insurance and Annuity Association of America and certain investment advisory clients of Kensington Investment Group, Inc. and Teachers Advisors, Inc. for net proceeds of $4 million. The Company used the $4 million to pay down debt.

On April 3, 2003 the Company issued 386,153 common shares of beneficial interest in conjunction with the purchase of two shopping centers, an office building and sixteen acres of land in New Jersey. The Company has a future obligation to issue an additional 228,939 common shares of beneficial interest upon the satisfaction of certain conditions. In 2005, those conditions were satisfied and the additional shares were issued on January 27, 2005.

On July 25, 2003 the Company issued 185,018 common shares of beneficial interest in conjunction with the purchase of a shopping center in Vestal, New York.

Preferred Shares of Beneficial Interest

The Series B-1 Cumulative Convertible Preferred Shares of Beneficial Interest ("Preferred B") with a face amount of $25.00 per share, have a liquidation preference of $25.00 per share and a distribution rate of 9.75% of the liquidation preference ($2.4375 per share) per annum, paid quarterly. The Preferred Bs are convertible into common shares of beneficial interest at $17.71 per share and are redeemable at the option of the Company after February 27, 2002 at $25.00 per share, if the aggregate liquidation preference of all outstanding Preferred B's are less than $3 million.

On May 15, 2002, the Company purchased all 11,155 Preferred A for $6.1 million, including costs. The purchase was recorded using the cost method. The Preferred As, with a face amount of $1,000 per share, had a distribution rate of 6.50% of the redemption price during 2001 and thereafter.

On December 30, 2003, under the Shelf Registration Statement, the Company issued 2,400,000 shares of Series E Cumulative Redeemable Preferred Shares of Beneficial Interest ("Preferred E") with a face amount of $25.00 per share. The Preferred E's have a distribution rate of 8.25% of the liquidation preference ($2.0625 per share) per annum, paid quarterly. The net proceeds to the Company, after fees and expenses, were approximately $58.5 million. A portion of the proceeds were used by the Company to redeem the Company's 9.5% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest ("Preferred D"), and the remainder of the proceeds were used for general corporate purposes.

On January 30, 2004, the Company redeemed all of its outstanding Preferred D shares for $25.00 per share plus accrued and unpaid distributions though January 30, 2004 of $0.066 per share. The total outstanding shares redeemed were 1,653,200 with a par value of $.01 per share. At that time, the Company retired all 1,800,000 shares of Preferred D shares originally issued. In connection with the redemption of the Series D preferred shares, the Company's first quarter 2004 results reflect a non-recurring reduction in income to common shareholders of beneficial interest of approximately $17.7 million. This reduction was recorded in accordance with the July 31, 2003 Securities and Exchange Commission interpretation of FASB-EITF Abstract Topic No. D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock" ("Topic D-42"). Under Topic D-42, the difference between the carrying amount of the shares and the redemption price must be recorded as a reduction in income to shareholders of beneficial interest and, therefore, impacts net income per share for the period in which the redemption is made.

On February 27, 2004 under the Shelf Registration Statement, the Company sold 400,000 of its Preferred E shares to certain investment advisory clients of Cohen & Steers Capital Management, Inc. for net proceeds of $10 million. Shares were priced at $25.50 and the purchasers paid accrued dividends of $.3306 per share. There were no placement or underwriting fees associated with the transaction. The Company used the $10 million for general corporate purposes.

Operating Partnership Units

The owners of the minority interests hold operating partnership units ("OP Units") which are convertible into common shares of beneficial interest on a one to one basis. The Company has the option to issue the common shares of beneficial interest or redeem them for cash equal to the then fair market value of the common shares at the time of the conversion. At December 31, 2004, there were 1,666,152 outstanding OP Units in the OPs.

Subsequent Events

As mentioned above, in connection with an acquisition of a property in New Jersey on April 3, 2003, the Company had a future obligation to issue 228,939 common shares of beneficial interest upon the satisfaction of certain conditions. In 2005, those conditions were met and the additional shares were issued on January 27, 2005.

Stock Options

The Company maintains stock option plans for the granting of options to certain executives, employees and non-employee trustees. Under these plans, qualified and nonqualified stock options to purchase up to 2,700,000 Common Shares of the Company's common shares may be granted. Options become exercisable as determined by the compensation committee of the Board of Trustees at the date of grant. The maximum term of the options granted under each of the plans is ten years.

Changes in options outstanding are summarized as follows:

                                                                                                                Weighted
                                                                                              Weighted           Average
                                                                                               Average         Fair Value
                                                                                              Exercise         Per Share
                                                                                              Price Per        Of Options
                                                                              Shares            Share           Granted
                                                                              ------          ---------        ----------
Stock options outstanding at January 1, 2002                                1,070,200         $   11.00         $    .77

2002:

              Granted - equal to market value                                 111,500         $   14.69         $   1.51
              Exercised:                                                      (54,800)        $   11.58         $   1.21
              Expired:                                                       (664,150)        $   19.97         $    .06
                                                                            ---------
                                                                              462,750

2003:

              Granted - equal to market value                                  25,000         $   16.80         $   2.27
              Exercised:                                                      (96,222)        $   13.64         $   2.54
              Expired:                                                         (2,000)        $   14.65         $    .57
                                                                            ---------
                                                                              389,528

2004:

              Granted - equal to market value                                       -                 -                -
              Exercised:                                                     (111,683)            13.64             1.70
              Expired:                                                         (4,000)            19.42              .08
                                                                            ---------
Stock options outstanding at December 31, 2004:                               273,845
                                                                            =========

Total stock options available for future grants are 1,863,287 as of December 31, 2004.

The following table summarizes information about stock options outstanding at December 31, 2004:

                                 Options Outstanding
                           Number of             Weighted                                           Options Exercisable
                            Options              Average                Weighted              Number               Weighted
Range of Exercise        Outstanding at         Remaining               Average           Exercisable at           Average
   Prices ($)               12/31/04         Contractual Life      Exercise Price ($)        12/31/04         Exercise Price ($)
   ----------               --------         ----------------      ------------------        --------         ------------------
$  10.16 - 10.16               8,500            5.50 years            $      10.16              4,600            $      10.16
$  12.50 - 17.13             254,845            5.11 years            $      14.52            246,511            $      14.55
$  19.06 - 19.19              10,500            3.21 years            $      19.10             10,500            $      19.10
                            --------                                                         --------

$  10.16 - 19-19             273,845            5.05 years            $      14.56            261,611            $      14.66
                             =======                                                          =======

At December 31, 2003 and 2002, 364,061 and 423,050 options were exercisable at average exercise prices of $14.48 and $14.23, respectively.

Restricted Shares

On April 1, 2002, the Company awarded an executive 10,000 restricted shares of beneficial interest at the then current market price of $13.55 for a total value of $135,500. One-third of the restricted common shares vested immediately. The remaining two-thirds vested equally on March 31, 2003, and on March 31, 2004. On July 1, 2002, the Company awarded to certain executives and employees 28,890 restricted shares of beneficial interest at the then current market price per Common Share of $15.75 for a total value of $455,018. One-third of the restricted common shares vested immediately. The remaining two-thirds vested equally on July 1, 2003, and on July 1, 2004. On July 1, 2003, the Company awarded to certain executives and employees 31,547 restricted shares of beneficial interest at the then current market price per Common Share of $16.72 for a total value of $527,466. One-third of the restricted common shares vested immediately, another one-third vested on July 1, 2004, and the final one-third will vest on July 1, 2005, if the executive is an employee of the Company on that date. On September 30, 2004, 498 restricted shares from the 2003 award were forfeited when an employee resigned from his position with the Company. On June 25, 2004 the Company awarded to the non-executive members of the Board of Trustees 6,000 restricted shares of beneficial interest at the then current market price per Common Share of $16.17 for a total value of $97,020, with such shares vesting immediately. On July 1, 2004, the Company awarded to certain executives and employees 31,469 restricted shares of beneficial interest at the then current market price per Common Share of $15.97 for a total value of $502,560. One-third of the restricted common shares vested immediately. The remaining two-thirds will vest equally on July 1, 2005, and on July 1, 2006, if the executive is an employee of the Company on the respective dates. On August 22, 2004 the Company awarded an executive 1,000 restricted shares of beneficial interest at the then current market price per Common Share of $16.99 for a total value of $16,990. One-third of the restricted common shares vested immediately. The remaining two-thirds will vest equally on July 1, 2005, and on July 1, 2006, if the executive is an employee of the Company on the respective dates. The awarded shares entitle the executive to exercise all voting and/or consensual powers pertaining to such shares and to receive any and all dividends or other distributions on such shares. Any unvested shares shall immediately vest in the event of a change in control of the Company, the death or permanent disability of the executive or the termination of the executive without cause.

(9) EARNINGS PER SHARE

Basic earnings per share was determined by dividing the applicable net income to common shareholders for the year by the weighted average number of Common Shares outstanding during each year consistent with SFAS No. 128. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted into Common Shares or resulted in the issuance of Common Shares that then shared in the earnings of the Company. The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated.

      For years ended December 31:                                                      2004               2003        2002
      ----------------------------                                                      ----               ----        ----
Numerator
      Income from continuing operations                                               $  25,931          $18,324      $17,033
      Preferred share distributions                                                      (8,862)          (6,811)      (7,083)
      Charge for redemption of preferred shares                                         (17,691)               -            -
                                                                                      ---------          -------      -------
      Income from continuing operations-basic earnings per share                           (622)          11,513        9,950

      Effect of assumed conversion of employee stock options                                  -                -            -
                                                                                      ---------          -------      -------
      Income from continuing operations-diluted earnings per share                         (622)          11,513        9,950

Denominator
   Weighted average shares - basic earnings per share      24,123,245    23,757,692   20,380,949

   Effect of assumed conversion of employee stock options           -        54,107       20,146
                                                           ----------    ----------   ----------

   Weighted average shares -diluted earnings per share     24,123,245    23,811,799   20,401,095

Basic earnings per share from continuing operations              (.03)          .48          .49
Diluted earnings per share from continuing operations            (.03)          .48          .49

The Preferred B shares, OP Units and 273,845, 44,500, and 197,583 stock options have been excluded in 2004, 2003, and 2002, respectively, from above calculation since they are antidilutive.

(10) BENEFIT PLAN

The Company has a defined contribution plan covering all full time employees qualified under Section 401(k) of the Code in which the Company matches a portion of an employee's salary deferral. The Company's contributions to these plans were $148,106, $163,400, and $151,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

(11) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data follows (in thousands, except per share data):

                                                               Quarters Ended
                                            March 31      June 30     September 30    December 31
                                            --------     --------     ------------    -----------
2004:
    Revenues                                $ 29,076     $ 29,049       $ 29,817        $ 30,327
    Income from continuing operations          6,727        7,511          6,098           5,595
    Income (loss) from discontinued
    operations                                    17            -              -               -
    Net income                                 6,744        7,511          6,098           5,595
    Income (loss) to common shareholders     (13,317)       5,346          3,933           3,433
    Per common share, basic and diluted         (.55)         .22            .16             .14

2003:
    Revenues                                $ 26,986     $ 25,977       $ 27,564        $ 28,000
    Income from continuing operations          3,878        3,962          5,480           5,004
    Income from discontinued operations        1,627          684          1,900             814
    Net income                                 5,505        4,646          7,380           5,818
    Income to common shareholders              3,803        2,943          5,677           4,115
    Per common share, basic and diluted          .16          .12            .24             .17

2002:
    Revenues                                $ 24,866     $ 25,378       $ 25,276        $ 26,870
    Income from continuing operations          4,171        4,613          4,175           4,074
    Income (loss) from discontinued
    operations                                   427          (68)           226             416
    Net income                                 4,598        4,545          4,401           4,490
    Income to common shareholders              2,714        2,752          2,698           2,787
    Per common share, basic and diluted          .14          .14            .13             .13

(12) PROPOSED MERGER

On December 19, 2004, the Company entered into an Agreement and Plan of Merger providing for the merger of the Company into an affiliate of Melbourne, Australia-based Centro Properties Limited (ASX:CNP), and for the merger of other affiliates of Centro into Kramont Operating Partnership, L.P. and Montgomery CV Realty L.P. On January 27, 2005, the parties amended the Agreement and Plan of Merger. A special meeting of our shareholders will be held April 14, 2005 to consider and vote on the proposed merger. If approved, the companies anticipate completing the merger as soon as practicable.

                      KRAMONT REALTY TRUST AND SUBSIDIARIES
                   SCHEDULE III - REAL ESTATE AND ACCUMULATED
                                  DEPRECIATION
                                DECEMBER 31, 2004
                                 (IN THOUSANDS)

                                                                             COSTS            GROSS AMOUNT
                                                             INITIAL       CAPITALIZED      AT WHICH CARRIED
                                                             COST TO       SUBSEQUENT          DECEMBER 31,
               DESCRIPTION                   ENCUMBRANCES    COMPANY     TO ACQUISITION            2004
----------------------------------------    --------------  ----------   --------------    ------------------
SHOPPING CENTERS
    PENNSYLVANIA
       555 Scott Street Center                       $  -      $ 736                -               $ 736
       550 West Germantown Pike (3)                     -      1,079               30               1,109
       69th Street Plaza                                -      3,620              236               3,856
       Barn Plaza                                  18,200     22,918            7,485              30,403
       Bensalem Square                              4,900      6,207              165               6,372
       Bethlehem Square                            19,300     28,014              332              28,346
       Bradford Mall                                    -      3,825            1,390               5,215
       Bristol Commerce Park                       14,800     13,955            2,556              16,511
       Chalfont Village Shopping Center (4)             -      1,574              135               1,709
       Cherry Square Shopping Center (2)                -      6,831              222               7,053
       Chesterbrook Village Center                 10,500     13,359              946              14,305
       Collegeville Shopping Center                 4,367      7,179            1,024               8,203
       County Line Plaza                            4,557      5,391            2,557               7,948
       Danville Plaza                                 409      1,556               55               1,611
       Dickson City                                     -      4,330               10               4,340
       Franklin Center (2)                              -      7,529                3               7,532
       Gilbertsville Shopping Center                2,303      3,827              409               4,236
       Kline Plaza                                 12,960     17,312                -              17,312
       MacArthur Road (2)                               -      3,059               69               3,128
       Mount Carmel Plaza                             618      2,102               37               2,139
       New Holland Plaza                              823      1,168              743               1,911
       North Penn Marketplace                       4,146      4,751              218               4,969
       Park Hills Plaza                            13,100     15,085              748              15,833
       Pilgrim Gardens (2)                              -      4,501              771               5,272
       Shoppes at Valley Forge                      6,400      5,254            9,294              14,548
       Street Road                                  4,700      6,165               58               6,223
       Valley Fair                                 10,500     14,355            1,049              15,404
       Village at Newtown                          26,000     27,657              294              27,951
       Village West                                13,473     19,040              890              19,930
       Whitehall Square                            17,500     23,239            1,473              24,712
       Whitemarsh Shopping Center                   6,708     10,771              429              11,200
       Woodbourne Square                            2,700      4,267              315               4,582
    GEORGIA
       Bainbridge Town Center (2)                       -      6,800              164               6,964
       Douglasville Crossing                       14,150     13,284               28              13,312
       Holcomb Bridge                                   -      7,066               85               7,151
       Northpark (2)                                    -     12,255              132              12,387
       Park Plaza (2)                                   -      3,137               69               3,206
       Snellville Oaks                             11,542     11,220               19              11,239
       Summerville Wal Mart Center                  2,150      2,391                -               2,391
       Tifton Corners                               8,118      8,923              147               9,070
       Tower Plaza (2)                                  -      4,300               90               4,390
       Vidalia Wal Mart Center                      4,026      4,452                -               4,452
       Village at Mableton                          9,837     12,680              149              12,829
    CONNECTICUT
       Burr Corners (2)                                       27,163              699              27,862
       Christmas Tree Plaza                        11,803     20,166               19              20,185
       Groton Square                               14,800     21,708            2,196              23,904
       Killingly Plaza (2)                              -      8,368               49               8,417
       Manchester K Mart Plaza                          -      4,529              141               4,670
       Milford                                          -      2,572                7               2,579
       Parkway Plaza I                                  -      3,612               82               3,694
       Parkway Plaza II                                 -      4,033              665               4,698
       Stratford Square                             5,023     10,500            1,799              12,299


                                                                              DATE            DEPRECIABLE
                                                     ACCUMULATED           CONSTRUCTED           LIFE
               DESCRIPTION                           DEPRECIATION          OR ACQUIRED          (YEARS)
------------------------------------------------   ----------------    -----------------    -------------
SHOPPING CENTERS
    PENNSYLVANIA
       555 Scott Street Center                            (116)                  1997          7 - 40 (1)
       550 West Germantown Pike (3)                         (4)                  2002          7 - 40 (1)
       69th Street Plaza                                  (339)                  2000          7 - 40 (1)
       Barn Plaza                                       (2,545)                  2000          7 - 40 (1)
       Bensalem Square                                    (626)                  2000          7 - 40 (1)
       Bethlehem Square                                 (2,598)                  2000          7 - 40 (1)
       Bradford Mall                                      (456)                  2000          7 - 40 (1)
       Bristol Commerce Park                            (1,646)                  2000          7 - 40 (1)
       Chalfont Village Shopping Center (4)               (238)                  1999          7 - 40 (1)
       Cherry Square Shopping Center (2)                  (944)                  1999          7 - 40 (1)
       Chesterbrook Village Center                      (2,421)                  1997          7 - 40 (1)
       Collegeville Shopping Center                     (1,186)                  1998          7 - 40 (1)
       County Line Plaza                                (1,446)                  1997          7 - 40 (1)
       Danville Plaza                                     (267)                  1997          7 - 40 (1)
       Dickson City                                       (677)                  1997          7 - 40 (1)
       Franklin Center (2)                                (688)                  2000          7 - 40 (1)
       Gilbertsville Shopping Center                      (706)                  1998          7 - 40 (1)
       Kline Plaza                                        (144)                  2004          7 - 40 (1)
       MacArthur Road (2)                                 (293)                  2000          7 - 40 (1)
       Mount Carmel Plaza                                 (342)                  1997          7 - 40 (1)
       New Holland Plaza                                  (316)                  1998          7 - 40 (1)
       North Penn Marketplace                             (778)                  1998          7 - 40 (1)
       Park Hills Plaza                                 (1,506)                  2000          7 - 40 (1)
       Pilgrim Gardens (2)                                (477)                  2000          7 - 40 (1)
       Shoppes at Valley Forge                          (1,402)                  2000          7 - 40 (1)
       Street Road                                        (587)                  2000          7 - 40 (1)
       Valley Fair                                      (1,788)                  2000          7 - 40 (1)
       Village at Newtown                               (4,325)                  1998          7 - 40 (1)
       Village West                                     (1,222)                  2001          7 - 40 (1)
       Whitehall Square                                 (2,243)                  2000          7 - 40 (1)
       Whitemarsh Shopping Center                       (1,801)                  1997          7 - 40 (1)
       Woodbourne Square                                  (939)                  1997          7 - 40 (1)
    GEORGIA
       Bainbridge Town Center (2)                         (711)                  2000          7 - 40 (1)
       Douglasville Crossing                            (1,215)                  2000          7 - 40 (1)
       Holcomb Bridge                                     (666)                  2000          7 - 40 (1)
       Northpark (2)                                    (1,165)                  2000          7 - 40 (1)
       Park Plaza (2)                                     (321)                  2000          7 - 40 (1)
       Snellville Oaks                                  (1,029)                  2000          7 - 40 (1)
       Summerville Wal Mart Center                        (217)                  2000          7 - 40 (1)
       Tifton Corners                                     (887)                  2000          7 - 40 (1)
       Tower Plaza (2)                                    (426)                  2000          7 - 40 (1)
       Vidalia Wal Mart Center                            (404)                  2000          7 - 40 (1)
       Village at Mableton                              (1,205)                  2000          7 - 40 (1)
    CONNECTICUT
       Burr Corners (2)                                   (248)                  2004          7 - 40 (1)
       Christmas Tree Plaza                               (572)                  2003          7 - 40 (1)
       Groton Square                                    (2,218)                  2000          7 - 40 (1)
       Killingly Plaza (2)                                (461)                  2002          7 - 40 (1)
       Manchester K Mart Plaza                            (454)                  2000          7 - 40 (1)
       Milford                                            (296)                  2000          7 - 40 (1)
       Parkway Plaza I                                    (330)                  2000          7 - 40 (1)
       Parkway Plaza II                                   (363)                  2000          7 - 40 (1)
       Stratford Square                                 (1,452)                  2000          7 - 40 (1)

                               DECEMBER 31, 2004
                                 (IN THOUSANDS)

                                                                   COSTS       GROSS AMOUNT
                                                     INITIAL   CAPITALIZED   AT WHICH CARRIED                  DATE     DEPRECIABLE
                                                     COST TO    SUBSEQUENT     DECEMBER 31,   ACCUMULATED  CONSTRUCTED     LIFE
        DESCRIPTION                    ENCUMBRANCES  COMPANY  TO ACQUISITION       2004       DEPRECIATION OR ACQUIRED    (YEARS)
        -----------                   ------------- --------- -------------- ---------------- ------------ ----------- ------------
 NEW JERSEY
    Collegetown                           8,500        10,693      1,761           12,454          (1,289)    2000      7 - 40 (1)
    Lakewood Plaza Shopping Center       20,375        24,593      1,062           25,655          (3,439)    1999      7 - 40 (1)
    Marlton Shopping Center -
      Phase II                            9,500        12,524        617           13,141          (1,997)    1998      7 - 40 (1)
    Marlton Shopping Center -
      Phase I                            11,395        16,580      4,244           20,824          (3,718)    1998      7 - 40 (1)
    Ocean Heights                         9,881         9,832     12,567           22,399            (105)    2003      7 - 40
    Rio Grande Plaza                      7,500        14,417        146           14,563          (2,316)    1997      7 - 40 (1)
    Springfield Supermarket (2)               -         3,483          -            3,483            (122)    2003      7 - 40
    Suburban Plaza                            -        16,544         39           16,583          (1,509)    2000      7 - 40 (1)
  NEW YORK
    A&P Mamaroneck                            -         1,598          -            1,598            (145)    2000      7 - 40 (1)
    Campus Plaza-Vestal                   8,083        13,718         72           13,790            (390)    2003      7 - 40
    The Mall at Cross County             30,500        41,161      2,081           43,242          (4,119)    2000      7 - 40 (1)
    Highridge                             8,800        11,746        155           11,901          (1,112)    2000      7 - 40 (1)
    North Ridge                           5,600         6,886        590            7,476            (742)    2000      7 - 40 (1)
    Port Washington                           -           495          -              495             (45)    2000      7 - 40 (1)
    Village Square                        2,100         2,935        148            3,083            (313)    2000      7 - 40 (1)
  MARYLAND
    Campus Village                            -         3,377        265            3,642            (373)    2000      7 - 40 (1)
    Fox Run                              16,700        19,752        681           20,433          (2,015)    2000      7 - 40 (1)
  FLORIDA
    Century Plaza (2)                         -         7,402      1,194            8,596          (1,868)    1976     15 - 39 (1)
    Village Oaks                          7,453         9,502        346            9,848            (886)    2000      7 - 40 (1)
  KENTUCKY
    Harrodsburg Marketplace (2)               -         3,650          4            3,654            (332)    2000      7 - 40 (1)
  MASSACHUSETTS
    PerkinsFarm                          13,100        19,837      2,138           21,975            (535)    2004      7 - 40 (1)
  MICHIGAN
    Musicland (3)                             -         3,700          -            3,700            (336)    2000      7 - 40 (1)
  NORTH CAROLINA
    Cary Plaza                                -         3,065         53            3,118            (304)    2000      7 - 40 (1)
    Magnolia Plaza (2)                        -         4,900          7            4,907            (445)    2000      7 - 40 (1)
  OHIO
    Pickaway Crossing                     5,843         6,654         71            6,725            (607)    2000      7 - 40 (1)
  RHODE ISLAND
    Wamapnoag Plaza (2)                       -         7,500        234            7,734            (681)    2000      7 - 40 (1)
  SOUTH CAROLINA
    East Main Centre                          -         5,126     (2,283)           2,843            (401)    2000      7 - 40 (1)
    Park Centre (2)                           -         9,728        332           10,060            (909)    2000      7 - 40 (1)
  TENNESSEE
    Meeting Square                        2,268         2,467        233            2,700            (269)    2000      7 - 40 (1)
  VIRGINIA
    Culpepper Town Mall (2)                   -         7,200        265            7,465            (744)    2000      7 - 40 (1)
    Marumsco-Jefferson Plaza                  -        12,935        389           13,324          (1,421)    2000      7 - 40 (1)
    Statler Crossing                      5,932         6,054         56            6,110            (598)    2000      7 - 40 (1)
OFFICE BUILDINGS
    Springfield Office, New Jersey            -         2,311          -            2,311             (81)    2003      7 - 40 (1)
    Plymouth Plaza, Pennsylvania (3)          -         4,379        183            4,565            (736)    1997      7 - 40 (1)
                                      ---------     ---------   --------        ---------       ---------
            Totals                    $ 453,943 (5) $ 806,559   $ 68,133        $ 874,695       $ (84,608)
                                      =========     =========   ========        =========       =========

(1) - Real Estate is depreciated over the estimated usefule lives of the assets (7 to 40 years) on the straight-line method.

(2) - Real estate pledged as collateral for the Credit Facility. As of December 31, 2004, the outstanding balance on the Credit Facility was $73,500,000.

(3) - Real estate pledged as collateral for the secured line of credit with Wachovia Bank, N.A.. As of December 31, 2004, the was no outstanding balance on the line of credit.

(4) - Real estate pledged as collateral for the secured line of credit with Wilmington Trust of Pennsylvania. As of December 31, 2004, the was no outstanding balance on the line of credit.

(5) - Total encumbrances does not include the $73,500,000 balance of the Credit Facilty.

                     KRAMONT REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2004
                                 (IN THOUSANDS)

The changes in total real estate for the three years ended December 31, 2003, are as follows:

                                       2004        2003        2002
Balance, beginning of year          $ 796,255   $ 739,679   $ 723,247
New property acquisitions              66,432      38,397       9,447
Capital improvements                   22,019      18,027       9,712
Reclass for property held for sale          -        (475)          -
Sale of real estate                   (10,011)        627      (2,727)
                                    ---------   ---------   ---------
Balance, end of  period             $ 874,695   $ 796,255   $ 739,679
                                    =========   =========   =========

The changes in accumulated depreciation for the three years ended December 31, 2003, are as follows:

                                      2004       2003       2002
Balance, beginning of year          $ 65,316   $ 48,811   $ 32,349
Depreciation for the year             19,651     17,960     16,579
Reclass for property held for sale         -       (475)         -
Sale of real estate                     (359)      (980)      (117)
                                    --------   --------   --------
Balance, end of  period             $ 84,608   $ 65,316   $ 48,811
                                    ========   ========   ========

                     KRAMONT REALTY TRUST AND SUBSIDIARIES
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 2004
                                 (IN THOUSANDS)

                                         FINAL                              FACE       CARRYING
                             INTEREST   MATURITY                          AMOUNT OF    AMOUNT OF
      DESCRIPTION              RATE       DATE    PERIODIC PAYMENT TERMS  MORTGAGES  MORTGAGES (a)
      -----------            --------   --------  ----------------------  ---------  -------------
Permanent -
  Recreation Facilities
  Century Village at:
    West Palm Beach, FL       13.25%   1/15/2012  Level P&I due monthly     18,342       11,477
    Deerfield Beach, FL
      (2nd mortgage)          13.50%   1/15/2012  Level P&I due monthly     13,235        8,414
    Deerfield Beach, FL        8.84%    3/1/2007  Level P&I due monthly      3,485          850
                                                                                       --------
                                                                                       $ 20,741
                                                                                       ========

Note: All loans are first mortgages except where noted, there are no prior liens and no delinquent principal or interest.

      (a)The changes in the carrying amounts are summarized as follows:

                                  2004       2003       2002
Balance, beginning of period    $ 31,070   $ 33,340   $ 35,340
Advances on new mortgage loans         -          -          -
Retirement of mortgage loans      (8,224)         -          -
Collections of principal          (2,105)    (2,270)    (2,000)
                                --------   --------   --------
Balance, end of  period         $ 20,741   $ 31,070   $ 33,340
                                ========   ========   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's "disclosure controls and procedures," as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2004 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm

Our Management's Report on Internal Control over Financial Reporting and the Attestation Report of our Independent Registered Public Accounting Firm thereon will be filed by amendment to this Annual Report on Form 10-K not later than 45 days after March 16, 2005, as permitted by SEC Release No. 34-50754 (November 30, 2004), "Order Under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption From Specified Provisions of Exchange Act Rules 13a-1 and 15d-1."

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2004 identified in connection with the evaluation thereof by the Company's management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

      None.

PART III

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information below, relating to each of the trustees has been furnished to the Company by the respective individuals.

H. Irwin Levy, 78, has been a Trustee of the Company since the Company commenced business operations at the time of the Merger in June 2000, and has been acting Chairman of the Board since July 14, 2003. Mr. Levy was a Director and Chairman of the Board of CV Reit from December 1997 to June 2000 when it merged into the Company. Mr. Levy was Chairman of the Board and Chief Executive Officer of CV Reit from 1985 to July 1992. Mr. Levy is Chairman of the Board, Chief Executive Officer and a majority stockholder of Hilcoast Development Corp., which is principally engaged in the ownership and management of recreation facilities at an active adult condominium community in southern Florida. Since 1995, he has served as a director of nStor Technologies, Inc. (manufacturer of information storage and storage area network solutions) (AMEX). He is of counsel to the West Palm Beach law firm of Levy, Kneen, Mariani, Curtin, Kornfeld and del Russo.

Louis P. Meshon, Sr., 64, has been Chief Executive Officer, President and a Trustee of the Company since the Company commenced business operations at the time of the Merger in June 2000. Mr. Meshon was a Director and Chief Executive Officer of CV Reit from December 1997 to June 2000 when it merged into the Company. Mr. Meshon was the President of Drexel Realty, Inc., doing business as Montgomery Group Affiliates ("Drexel"), a shopping center developer and manager, from 1974 when he co-founded Drexel, until 1997. In December 1997, companies directly or indirectly owned or controlled by Mr. Meshon and engaged in the development, management and ownership of community based shopping centers and an office building in the aggregate totaling approximately 590,000 square feet, consummated a transaction in which CV Reit acquired ownership of those properties through its subsidiary, Montgomery CV Realty L.P. Mr. Meshon is a member of NAREIT, the International Council of Shopping Centers and the Real Estate Advisory Board of the Wharton School of the University of Pennsylvania.

Laurence Gerber, 48, has been a Trustee of the Company since June 2004. Mr. Gerber is Chairman and Chief Executive Officer of EPOCH Senior Living, Inc., a privately-held assisted living and long-term care facility owner and operator, which he founded in 1997. Previously, Mr. Gerber was President and Chief Executive Officer of The Berkshire Group, a private investment company focused in real estate and related businesses, from 1990 to 1997. He also served as President, Chief Executive Officer and Director of Berkshire Realty Company, Inc. (NYSE), an apartment focused real estate investment trust, from 1990 to 1997 and as Chairman of Berkshire Mortgage Finance Company, a commercial mortgage banking company, from 1987 to 1997. Mr. Gerber served as a member of the Board of Directors of Cunningham Graphics International from 1998 to 2001 (NASDAQ), and as a Director and a member of the Executive Committee of Harborside Healthcare (NYSE) from 1996 to 1997. Mr. Gerber is a member of the Board's Audit Committee and Executive Compensation Committee.

Bernard J. Korman, 73, has been a Trustee of the Company since the Company commenced business operations at the time of the Merger in June 2000. Mr. Korman was a Trustee of Kranzco from 1997 to June 2000 when it merged into the Company. Mr. Korman is Chairman of Philadelphia Health Care Trust, a non-profit organization, NutraMax Products, Inc. (NASDAQ), a consumer healthcare products company, and Omega Healthcare Investors, Inc. (a healthcare REIT)(NYSE). Mr. Korman served as President and Chief Executive Officer of MEDIQ Incorporated (healthcare services) (AMEX) from 1982 to 1995, and as Chairman of PCI Services, Inc. from 1992 to 1996. Mr. Korman currently is a director of The New America High Income Fund (financial services) (NYSE) and Medical Nutrition USA, Inc. (nutrition-medicine products). Mr. Korman currently serves as an audit committee member of The New America High Income Fund. Mr. Korman is a member of the Board's Audit Committee, Executive Compensation Committee and Nominating and Governance Committee.

Milton S. Schneider, 55, has been a Trustee of the Company since the Company commenced business operations at the time of the Merger in June 2000. Mr. Schneider was a Director of CV Reit from December 1997 to June 2000 when it merged into the Company. Since 1995, Mr. Schneider has been Chief Executive Officer of The Glenville Group, which is involved in the development, ownership and management of commercial and residential properties. Since June 1995, Mr. Schneider has also been Chairman of Togar Property Company, an apartment development company located in Plymouth Meeting, Pennsylvania. In addition, since June 1994, Mr. Schneider has been Vice Chairman of Parkland Management Company, a financial services company, and since October 1994, he has been Vice Chairman of Horvitz Newspapers, Inc. Mr. Schneider is Chairman of the Board's Audit Committee, and a member of the Board's Nominating and Governance Committee.

E. Donald Shapiro, 73, has been a Trustee of the Company since the Company commenced business operations at the time of the Merger in June 2000. Mr. Shapiro was a Trustee of Kranzco from 1994 to June 2000 when it merged into the Company. Mr. Shapiro has been The Joseph Solomon Distinguished Professor of Law at New York Law School since 1983 and is a Dean Emeritus. Mr. Shapiro also serves as a director of the following entities: Loral Space and Communications (formerly Loral Corporation) (satellite communications) (NYSE) since 1973; GHI (health care provider) (not for profit) since 1994; Frequency Electronics (space and communication components) (AMEX) since 1998; nStor Technologies, Inc (manufacturer of information storage and storage area network solutions) (AMEX) since 2003; and Vasomedical (medial equipment) (NASDAQ) since 1992. Mr. Shapiro currently serves as an audit committee member of Loral Space and Communications, Frequency Electronics and nStor Technologies, Inc. Mr. Shapiro is a member of the Board's Audit Committee and Nominating and Governance Committee and Chairman of the Board's Executive Compensation Committee.

Alan L. Shulman, 72, has been a Trustee of the Company since the Company commenced business operations at the time of the Merger in June 2000. Mr. Shulman was a Director of CV Reit from 1985 to June 2000 when it merged into the Company, and he served as Chairman of the Board of CV Reit from August 1992 until May 1996. Mr. Shulman is a private investor and was previously a general partner of Unitel Associates, Ltd., a Florida limited partnership engaged in the ownership and operation of Holiday Inn motel properties, for more than twenty years until its dissolution in 1987. Mr. Shulman was one of the founding directors of Island National Bank, Palm Beach, Florida in 1988 and served on its board until the bank was sold in 1998. From December 1997 until November 2000, when the company was sold, Mr. Shulman served as a director of Engle Homes (real estate development) (NASDAQ). Mr. Shulman is a member of the Board's Executive Compensation Committee and Audit Committee, and is Chairman of the Board's Nominating and Governance Committee.

During the Company's fiscal year ended December 31, 2004, the Board held seven meetings. All trustees attended at least 75% of all meetings of the Board and the committees thereof on which they served during the fiscal year ended December 31, 2004.

All trustees who are not members of the Company's management meet at regularly scheduled executive sessions without members of management present. The position of presiding trustee at these meetings rotates among the non-management trustees. At least one of these meetings each year includes only those trustees who are "independent" under the current listing standards of the New York Stock Exchange.

TRUSTEE INDEPENDENCE

The Board of Trustees has affirmatively determined that a majority of its trustees (Messrs. Gerber, Korman, Schneider, Shapiro and Shulman) do not have any material relationship with the Company and therefore are "independent" under the current listing standards of the New York Stock Exchange.

BOARD COMMITTEES

The Board has an Audit Committee, a Nominating and Governance Committee and an Executive Compensation Committee.

The Audit Committee acts pursuant to the Audit Committee Charter. A current copy of the Audit Committee Charter is available to shareholders on the Company's web site on the Internet. The Audit Committee is composed of Messrs. Gerber, Korman, Schneider, Shapiro and Shulman. Each of the members of the Audit Committee qualifies as an "independent" trustee under the current listing standards of the New York Stock Exchange. The Board of Trustees has determined that the Company has at least one "audit committee financial expert" serving on its Audit Committee, Mr. Korman, as defined under the applicable Securities and Exchange Commission rules. In addition, each of the members of the Audit Committee satisfies the other requirements of the current New York Stock Exchange listing standards for audit committee membership, including being deemed "financially literate" by the Board of Trustees. Mr. Shapiro serves on the Audit Committees of four public companies (including Kramont), and the Board of Trustees has determined that such simultaneous service would not impair his ability to effectively serve on the Company's Audit Committee. The Audit Committee is directly responsible for the appointment, compensation, oversight, termination and replacement of the Company's independent auditor (subject, if applicable, to shareholder ratification), and has the sole authority to approve all audit engagement fees and terms and all non-audit engagements with the independent auditors. The other functions of the Audit Committee are described in the Audit Committee Charter and also include determining the compatibility of non-audit services of the Company's public accountants, if any, with the independence of the public accountants. The Audit Committee met five times during the fiscal year ended December 31, 2004.

The Nominating and Governance Committee was established on December 2, 2003 and acts pursuant to the Nominating and Governance Committee Charter, a current copy of which is available to shareholders on the Company's web site on the Internet. The Nominating and Governance Committee is composed of Messrs. Shulman, Shapiro, Schneider and Korman. Each of the members of the Nominating and Governance Committee qualifies as an "independent" trustee under the current listing standards of the New York Stock Exchange. The functions of the Nominating and Governance Committee are to (1) assist the Board by identifying individuals qualified to become Board members, and to recommend for selection by the Board the Trustee nominees to stand for election for the next annual meeting of the Company's shareholders; (2) recommend to the Board the Trustee nominees for each committee of the Board (other than this Committee); (3) oversee the evaluation of the Board and management; and (4) oversee the Company's Corporate Governance Guidelines and Code of Business Conduct and Ethics. The Nominating and Governance Committee does not have a policy with regard to the consideration of any trustee candidates recommended by shareholders. The Board of Trustees has determined that it is appropriate for the Company not to have such a policy because the Board has not had difficulty finding qualified trustee candidates in the past, and shareholders have been and continue to be able to communicate directly with the trustees and to discuss any topic with trustees (including trustee candidates) at the Company's Annual Meeting of Shareholders. Other than as provided in the charter for the Nominating and Governance Committee, the Committee considers trustee nominees on a case-by-case basis, and has not formalized any specific, minimum qualifications that it believes must be met by a trustee nominee recommended by the Committee, identified any specific qualities or skills that it believes are necessary for one or more of the Company's trustees to possess, or formalized a process for identifying and evaluating nominees for trustee. The Nominating and Governance Committee met two times during the fiscal year ended December 31, 2004.

The Executive Compensation Committee acts pursuant to the Executive Compensation Committee Charter, a current copy of which is available to shareholders on the Company's web site on the Internet. The Executive Compensation Committee is composed of Messrs. Gerber, Shapiro, Shulman and Korman. Each of the members of the Executive Compensation Committee qualifies as an "independent" trustee under the current listing standards of the New York Stock Exchange. The function of the Executive Compensation Committee is to review and make recommendations to the Board regarding compensation for the Company's executive officers. In addition, the Executive Compensation Committee is to determine awards granted pursuant to the various option and incentive plans to employees, trustees, advisors and consultants which align the interests of the Company's trustees, executive officers, key employees, advisors and consultants with those of the shareholders and enable the Company to attract, compensate and retain trustees, executive officers, key employees, advisors and consultants and provide them with appropriate incentives and rewards for performance. The Executive Compensation Committee administers the Company's, the Kramont Realty Trust Executive Officer Stock Option Plan (the "Executive Officer Plan"), the Kramont Realty Trust 1997 Stock Option Plan (the "KRT Employee Plan"), the Kramont Realty Trust Non-Employee Director 1998 Stock Option Plan (the "Director Plan" and together with the Executive Officer Plan, and the KRT Employee Plan, the "Option Plans"), the Company's 1995 Incentive Plan (the "1995 Incentive Plan") and the Company's 2000 Incentive Plan (the "2000 Incentive Plan" and together with the 1995 Incentive Plan, the "Incentive Plans"). The Executive Compensation Committee met eight times during the fiscal year ended December 31, 2004.

COMMUNICATING WITH THE BOARD OF TRUSTEES

Shareholders or other interested parties may communicate with the entire board of trustees, specified individual trustees, the non-management trustees as a group, or the trustee who is the presiding trustee at meetings of the non-management trustees, by writing to the secretary of the Company at 580 W. Germantown Pike, Suite 200, Plymouth Meeting, PA 19462-1305. All such correspondence will be forwarded directly to the appropriate trustee or group of trustees.

INFORMATION ABOUT THE BOARD OF TRUSTEES AND CORPORATE GOVERNANCE ON THE COMPANY'S WEB SITE

The Company's web site address on the Internet is www.kramont.com. In addition to making available on its web site current copies of the charters for the Audit, Executive Compensation and Nominating and Governance Committees of the Company's Board of Trustees, the Company also makes available copies of its Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for the Chief Executive Officer and Senior Financial Officers (and any amendments to, or waivers under, such code), and its Whistleblower Policy. Each of these documents is available in print to any shareholder who requests a copy from the Company.

EXECUTIVE OFFICERS

The following is provided with respect to the executive officers of the Company. None of the executive officers of the Company are related to each other. Executive officers are elected by and serve at the discretion of the President, except the President and Chief Executive Officer, who serves at the discretion of the Board.

Louis P. Meshon, Sr., 64, Chief Executive Officer and President. Biographical information regarding Mr. Meshon is set forth above.

George S. Demuth, 48, has been Executive Vice President and Chief Operating Officer of the Company since the Company commenced business operations at the time of the Merger in June 2000. Mr. Demuth was the Director of Leasing of Kranzco from 1997 to June 2000 when it merged into the Company. From 1995 to 1997, Mr. Demuth was the Director of Real Estate at Kimco Realty Corporation. From 1994 to 1995, Mr. Demuth was managing director of LRA Realty Advisors, Inc. Mr. Demuth has been engaged in the shopping center industry since 1981, holding both executive and officer positions in leasing, acquisition, management and redevelopment capacities. Mr. Demuth has been associated with Dusco Property Management (Lend Lease Corporation), Cadillac Fairview Corporation and the Kravco Companies. From 1978 to 1981, Mr. Demuth was engaged in the appraisal, development, acquisition and disposition of commercial real estate with the Penn Central Corporation, the Southland Corporation and the Beal Companies. Mr. Demuth is a member of the International Council of Shopping Centers and serves as State Director for Pennsylvania, New Jersey and Delaware.

Carl E. Kraus, 57, has been the Senior Vice President, Chief Financial and Investment Officer and Treasurer of the Company since April 1, 2002. Mr. Kraus had been the Chief Financial Officer of Philips International Realty Corp. (NYSE: PHR) from 1999 to 2002, and he was Senior Vice President - Northeast Region of Hearthstone Advisors from 1997 to 1998. From 1992 to 1996, Mr. Kraus served as Managing Director of the Brandywine Group. Mr. Kraus served in executive positions of the Radnor Corporation, a commercial real estate company, from 1976 to 1992, where he held the positions of controller, Vice President and Chief Financial Officer, Executive Vice President and Chief Financial Officer and President from 1983 to 1992.

Etta M. Strehle, 49, has been the Senior Vice President and Chief Accounting Officer of the Company since April 1, 2002. Ms. Strehle was the Chief Financial Officer, Treasurer and Financial Vice President of the Company from the time of the Merger in June 2000, when the Company commenced business operations, until March 31, 2002. Ms. Strehle was Chief Financial Officer of Montgomery CV Realty Trust, a subsidiary of CV Reit from February 1999 to June 2000, and from December 1997 to February 1999, Ms. Strehle was the Controller of Drexel Realty, Inc., in which CV Reit owned an indirect 95% economic interest. Prior to joining CV Reit in 1997, Ms. Strehle was employed by Drexel Realty, Inc., then doing business as Montgomery Group Affiliates, for 5 years, principally as Controller. Previously thereto, she was employed by Kravco Company for 16 years. Ms. Strehle is a member of the International Council of Shopping Centers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's trustees and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Trustees, executive officers and greater than 10% beneficial owners are required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) Forms 3, 4 and 5 they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that all of its trustees, executive officers and greater than 10% beneficial owners were in compliance with the filing requirements with respect to transactions during 2004, except that Ms. Strehle filed one report reporting one transaction on Form 4 late.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to the cash and other compensation paid or accrued by the Company for services rendered by Louis
P. Meshon, Sr., the Company's President and Chief Executive Officer, George S. Demuth, the Company's Executive Vice President and Chief Operating Officer, Carl
E. Kraus, the Company's Senior Vice President, Chief Financial and Investment Officer and Treasurer, and Etta M. Strehle, the Company's Senior Vice President and Chief Accounting Officer (collectively, the "Named Executives"), during the fiscal year ended December 31, 2004. The amount set forth in the table includes the compensation paid to the Named Executives for the fiscal year ended December 31, 2004, the fiscal year ended December 31, 2003 and the fiscal year ended December 31, 2002. Other than the Named Executives, no executive officer of the Company earned a total salary and bonus exceeding $100,000 during the fiscal year ended December 31, 2004.

SUMMARY COMPENSATION TABLE

Annual Compensation
      Name and                                                Other Annual
Principal Position              Year   Salary     Bonus       Compensation
------------------              ----  --------  ---------     ------------

Louis P. Meshon, Sr.            2004  $375,577  $ 300,000(1)      (2)
President and Chief             2003  $325,000  $  70,000(1)      (2)
Executive Officer               2002  $325,000  $  30,000(1)      (2)

George S. Demuth                2004  $217,061  $ 175,000         (2)
Executive Vice President        2003  $202,862  $ 111,014         (2)
and Chief Operating Officer     2002  $195,846  $  51,700         (2)

Carl E. Kraus (3)               2004  $222,342  $ 143,417         (2)
Senior Vice President,          2003  $204,769  $ 201,858(4)      (2)
Chief Financial and Investment  2002  $142,404  $       0
Officer and Treasurer

Etta M. Strehle (5)             2004  $168,222  $  57,500         (2)
Senior Vice President and       2003  $157,218  $  68,500         (2)
Chief Accounting Officer        2002  $152,404  $  62,500         (2)

               Long-Term Compensation
               ----------------------
     Name and                           Restricted    Securities Underlying    All Other
Principal Position                Year  Shares ($)        Options/SARs       Compensation
------------------                ----  ------------  ---------------------  ------------
Louis P. Meshon, Sr.(6)           2004  $      0               0             $27,617 (7)(8)
President and Chief               2003  $      0               0             $21,875 (7)(8)
Executive Officer                 2002  $      0               0             $33,327 (7)(8)

George S. Demuth                  2004  $100,000 (9)           0             $ 5,125 (7)
Executive Vice President          2003  $100,000 (9)           0             $ 5,000 (7)
and Chief Operating               2002  $125,000 (9)           0             $ 5,000 (7)
Officer

Carl E. Kraus (3)                 2004  $100,000 (9)           0             $ 5,125 (7)
Senior Vice President,            2003  $100,000 (9)           0             $ 5,000 (7)
Chief Financial and               2002  $135,500 (9)           0             $ 3,308 (3)(7)
Investment Officer and Treasurer

Etta M. Strehle (5)               2004  $ 47,000 (9)           0             $ 5,125 (7)
Senior Vice President and         2003  $ 30,000 (9)           0             $ 5,000 (7)
Chief Accounting Officer          2002  $ 30,000 (9)           0             $ 5,000 (7)

(1) Performance bonus paid pursuant to Mr. Meshon's employment agreement. Effective 7/1/04, Mr. Meshon's employment agreement was amended to include quarterly payment of bonuses. Of the amount attributable to 2004, $200,000 was paid in 2004 and $100,000 is expected to be paid in March 2005. The amount attributable to 2003 was paid in March 2004, and amount attributable to 2002 was paid in March 2003.

(2) Excludes certain personal benefits, the total value of which is less than the lesser of $50,000 or 10% of the total annual salary and bonus paid or accrued by the Company for services rendered during the fiscal year.

(3)   Mr. Kraus commenced employment with the Company on April 1, 2002.

(4) Performance bonus paid in 2003 was for the period from April 1, 2002 through September 30, 2003.

(5) During the first quarter of 2002, Ms. Strehle was Chief Financial Officer, Financial Vice President and Treasurer of the Company. On April 1, 2002, Ms. Strehle was elected a Senior Vice President and Chief Accounting Officer.

(6) The Company also sold 75,000 restricted Common Shares to Mr. Meshon in accordance with his employment agreement, at the fair market value on the day of the sale (June 16, 2000) of $10.16 per share. Mr. Meshon executed a promissory note for $762,000 in payment for the restricted shares, which will terminate upon the earlier of the satisfaction of certain conditions set forth in the note or June 15, 2005 (upon the fifth anniversary of his employment), and thereafter, Mr. Meshon will have no obligations under the promissory note. The note was issued prior to the prohibitions on related party loans as stated in the Sarbanes-Oxley Act of 2002. Mr. Meshon is entitled to receive dividends on these shares.

(7) Includes contributions made by the Company to the account of the Named Executive under a 401(k) retirement plan.

(8) Includes the premium paid by the Company for a term life insurance policy in the face amount of $10,000,000 through November 27, 2002. The Company and Mr. Meshon's spouse were each designated as beneficiaries in the amount of 50% upon the death of Mr. Meshon. Effective November 28, 2002, the policy amount was decreased to $5,000,000 and Mr. Meshon's spouse became the sole beneficiary.

(9) Restricted shares were awarded pursuant to the 2000 Incentive Plan. On July 1, 2004 Messrs. Demuth and Kraus and Ms. Strehle received grants of 6,262, 6,262, and 1,879 shares respectively, valued at $15.97 per share as of July 1, 2004. The shares vest as follows: one-third vest on July 1, 2004, one-third vest on July 1, 2005 and one-third vest on July 1, 2006. On August 22, 2004, Ms. Strehle received a grant of 1,000 shares valued at $16.99 per share as of August 22, 2004. The shares vest as follows: one-third vest on August 22, 2004, one-third vest on July 1, 2005 and one-third vest on July 1, 2006. On July 1, 2003, Messrs. Demuth and Kraus and Ms. Strehle received grants of 5,981, 5,981, and 1,794 shares respectively, valued at $16.72 per share as of July 1, 2003. The shares vest as follows: one-third vest on July 1, 2003, one-third vest on July 1, 2004 and one-third vest on July 1, 2005. On April 1, 2002, Mr. Kraus received a grant of 10,000 shares valued at $13.55 per share. The shares vest as follows: one-third vest on April 1, 2002, one-third vest on March 31, 2003 and one-third vest on March 31, 2004. Mr. Demuth and Ms. Strehle received grants of 7,937 and 1,905 shares respectively, valued at $15.75 per share as of July 1, 2002, the date of the grant. The shares vest as follows: one-third vest on July 1, 2002, one-third vest on July 1, 2003 and one-third vest on July 1, 2004. Prior to vesting, the shares are subject to a risk of forfeiture in the event of termination of employment (other than a change in control of the Company), and are restricted as to transfer. Messrs. Demuth and Kraus and Ms. Strehle have the right to vote and receive dividends on the shares.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION VALUES

The following table sets forth certain information with respect to the exercise of options during the fiscal year ended December 31, 2004 and the unexercised options held as of the end of such fiscal year by the Named Executives. The fair market value on December 31, 2004 of the Common Shares underlying the options was $23.40 per Common Share.

                                                   Number of Securities
                                                   Underlying Unexercised      Value of Unexercised
                          Shares                   Options Held at             In-The-Money Options

                      Acquired On      Value           December 31, 2004        at December 31, 2004
Name                  Exercise (#)  Realized ($)   Exercisable/Unexercisable   Exercisable/Unexercisable
----                  -----------  ------------    -------------------------   -------------------------
Louis P. Meshon, Sr.    13,683        $   28,221       68,395            0         $ 664,115    $      0
George S. Demuth             0        $        0        8,500        1,000         $  45,790    $ 13,240
Carl E. Kraus                0        $        0       16,666        8,334         $ 172,493    $ 86,257
Etta M. Strehle          1,900        $    7,391        8,200          700         $  79,622    $  9,268

The value realized from exercised options is deemed to be the fair market value of the Common Shares underlying the options on the date of exercise less the exercise price of the options. The value of unexercised in-the-money options disclosed is based upon the fair market value of the Common Shares underlying the options at December 31, 2004 less the exercise price of the options. The actual value, if any, that the Named Executive receives will depend on the excess of the stock price at the time of exercise over the exercise or base price on the date the option is exercised.

EMPLOYMENT CONTRACTS AND OTHER ARRANGEMENTS

Compensation of Chief Executive Officer

Mr. Meshon's compensation arrangement was established under an employment agreement dated as of June 16, 2000 (the "Meshon Employment Agreement"). The Meshon Employment Agreement commenced on June 16, 2000 and is for a term of five years and continues for successive one-year periods thereafter unless otherwise terminated as provided in the Meshon Employment Agreement. The Meshon Employment Agreement provides for annual base compensation of $325,000. The Board may, in its sole discretion, increase Mr. Meshon's base salary or other compensation. The Meshon Employment Agreement provides for an annual performance bonus, determined by the Company and reviewed by the Company's independent auditors, within 100 days of the end of the calendar year.

The performance bonus is calculated as follows:

Funds From Operations
Per Share                 Bonus ($)
---------------------     ---------
< $         1.30          0
  $1.30 to $1.49          $200,000 - $10,000 for each cent < $1.50
  $1.50 to $1.60          $200,000
  $1.61 to $1.80          $200,000 + $10,000 for each cent > $1.60
> $         1.80          $400,000 + $ 5,000 for each cent > $1.80

The Meshon Employment Agreement further provides for the Company to sell Mr. Meshon 75,000 restricted Common Shares of beneficial interest at a price equal to their fair market value evidenced by a full recourse promissory note that matures after 5 years. The Company sold these shares to Mr. Meshon on June 16, 2000 at the then current market price per Common Share of $10.16 for a total of $762,000 evidenced by the full recourse promissory note which matures on June 15, 2005. The note and its collateral, consisting of the restricted Common Shares and Mr. Meshon's obligations under the note, will terminate on the earliest to occur of: (i) the note's full satisfaction, (ii) the note's fifth anniversary (if Mr. Meshon is still employed by the Company) or (iii) the termination of Mr. Meshon's employment following a change of control, the termination of the employment of Mr. Meshon without cause or by Mr. Meshon for good reason or because of Mr. Meshon's death or disability. The Company will pay an amount equal to any taxes payable by him, on a full gross-up basis, at the time his obligations under the note terminate. The note was issued prior to the prohibitions on related party loans as stated in the Sarbanes-Oxley Act of 2002. The Meshon Employment Agreement further provides that if Mr. Meshon's employment is terminated due to a change of control, he is entitled to a payment of the greater of (i) the sum of all compensation due to Mr. Meshon during the balance of his term of employment, assuming that annual bonuses payable to him during the period equal the average of the annual bonuses paid to him under the employment agreement prior to the end of his employment or (ii) 199% of his annual salary and bonuses for the year prior to his termination.

Effective July 1, 2004, the Meshon Employment Agreement was amended to increase the annual base compensation to $400,000, and to amend the performance bonus to provide for quarterly payments after the filing of the Company's Quarterly Report on Form 10-Q and review of the quarterly financial statements by the Company's independent auditor and the Audit Committee of the Board of Trustees of the Company. As amended, the performance bonus shall be in the amount of $100,000.00 per quarter if the FFO per share of the Company for that quarter is calculated to be the sum of $0.36 per share or greater. If for any given quarter, the FFO per share is less than the sum of $0.36 per share, no performance bonus shall be due to Mr. Meshon for that quarter.

Compensation of Other Officers

The Company entered into a three-year employment agreement effective July 1, 2001 with Mr. Demuth. The employment agreement provides for annual base compensation in the amount of $192,000, to be reviewed periodically, but not less than annually, and which may be increased at the discretion of the Company. Effective July 1, 2002, Mr. Demuth's agreement was amended to provide for an increase in annual base compensation to $200,000. Effective July 1, 2003, Mr. Demuth's agreement was further amended to provide for an increase in annual base compensation to $206,000. Mr. Demuth's employment agreement provides for an annual bonus based on certain criteria set forth in the agreement. Mr. Demuth's agreement provides that in the event of a change of control, he is entitled to a payment in the amount of two times the annual base salary plus all accrued but unpaid bonus and extraordinary other awards. Mr. Demuth's agreement also provides that if Mr. Demuth is terminated by the Company without cause, or if he terminates his employment for good reason as set forth in the agreement, the Company will pay him 1) the base salary then in effect for a period of twelve months and all accrued and unpaid bonus and other awards owing as of the termination date and 2) an amount equal to the annual bonus compensation he received during the fiscal year immediately prior to his termination, but not to exceed $100,000. As discussed below, the employment agreement was amended effective July 1, 2004.

The Company entered into a fifteen-month employment agreement effective April 1, 2002 with Mr. Kraus. The employment agreement provides for annual base compensation in the amount of $185,000, to be reviewed periodically, but not less than annually, which may be increased at the discretion of the Company. Effective July 1, 2002, Mr. Kraus's contract was amended to provide for an increase in annual base compensation to $200,000. Effective July 1, 2003, Mr. Kraus's contract was further amended to provide for an increase in annual base compensation to $210,000. Mr. Kraus's employment agreement provides that he may be eligible for an annual bonus in an amount equal to $100,000 to $200,000 pursuant to certain criteria set forth in his agreement. Mr. Kraus's contract provides that in the event of a change of control, Mr. Kraus is entitled to a payment in the amount of two times the annual base salary and the bonus then in effect, based upon a look-back to the amount paid or earned for the four quarters immediately preceding termination. Mr. Kraus's employment agreement also provides that if prior to expiration of the term of employment, Mr. Kraus is terminated by the Company without cause, or if he terminates his employment for good reason as set forth in the agreement, the Company will pay him the base salary and bonus then in effect, based upon a look-back to the amount paid or earned for the four quarters immediately preceding termination, for a period of twelve months beginning on the date of termination, and all accrued and unpaid bonus and other awards. As discussed below, the employment agreement was amended effective July 1, 2004.

The Company entered into a one-year employment agreement effective July 1, 2003 with Ms. Strehle. The employment agreement provides for annual base compensation in the amount of $159,650. Ms. Strehle's contract provides that in the event of a change of control, she is entitled to a payment in the amount of the annual base salary plus all accrued but unpaid bonus and other awards. Ms. Strehle's employment agreement also provides that if prior to expiration of the term of employment, Ms. Strehle is terminated by the Company without cause, or if Ms. Strehle terminates employment for good reason as set forth in the agreement, the Company will pay her the base salary then in effect, for a period of twelve months beginning on the date of termination, and all accrued and unpaid bonus and other awards. As discussed below, the employment agreement was amended effective July 1, 2004.

2004 Amendments to Employment Agreements

At a meeting held June 10, 2004, the Board of Trustees initiated a process that, with the assistance of the Compensation Committee, resulted in amendments, effective July 1, 2004, to the employment agreements of the Named Executives to, among other things, increase their base salaries, extend their employment terms and provide for payments to any of the Named Executives if, following a "Change of Control" (as defined in the amendments) of the Company, the executive (i) is terminated by the Company or its successor without "Cause" (as defined in the amendments), (ii) the Company or its successor fails to renew the Named Executive's employment agreement without cause or (iii) the Named Executive terminates employment with the Company or its successor for "Good Reason" (as defined in the amendments) within one year after the Change of Control. In such event, (A) the Named Executive would be paid a lump sum equal to the sum of (1) the product of one or two, as specified in the Named Executive's amendment (the "Multiple"), times the sum of the Named Executive's annual base salary plus, in the case of Messrs. Meshon, Demuth and Kraus, the Named Executive's average annual bonus paid during the three years prior to the Change of Control plus (2) all accrued and unpaid bonus and other awards and unreimbursed expenses, and (B) all unvested stock options and other awards held by the Named Executive would become fully vested.

At a meeting held December 18, 2004, the Board of Trustees authorized changes to the previously approved amendment to Mr. Meshon's employment agreement to add to the definition of Good Reason the occurrence of any Change of Control and to increase the Multiple applicable to him from two to three. Notwithstanding the increase in the Multiple from two to three, the amendment to Mr. Meshon's employment agreement provides that in no event shall any payment be made to Mr. Meshon to the extent that such payment would constitute an "excess parachute payment" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended. Therefore, in the event that this payment constitutes an "excess parachute payment," the payment will be reduced by the amount necessary such that the payment no longer constitutes an "excess parachute payment."

Each Named Executive has no obligation to mitigate these severance obligations and no amounts the Named Executive earns following termination of employment with the Company will reduce the amounts the Company is obligated to pay the Named Executive.

Under the amendments, the term of the employment agreement for each of Messrs. Demuth and Kraus was extended to December 31, 2005, and the term of Ms. Strehle's employment agreement was extended to June 30, 2005. The annual base compensation for Messrs. Demuth and Kraus and Ms. Strehle was increased to $212,180, $218,400 and $164,440, respectively.

The amendments to the employment agreements were entered into by the respective parties between December 18 and 20, 2004.

Proposed Merger

On December 19, 2004, the Company entered into an Agreement and Plan of Merger providing for the merger of the Company into an affiliate of Melbourne, Australia-based Centro Properties Limited (ASX:CNP), and the merger of other affiliates of Centro into Kramont Operating Partnership, L.P. and Montgomery CV Realty L.P. On January 27, 2005, the parties amended the Agreement and Plan of Merger. The Proposed Merger will constitute a "change of control" for purposes of the employment agreements of the Named Executives. A special meeting of our shareholders will be held April 14, 2005 to consider and vote on the proposed merger. If approved, the companies anticipate completing the merger as soon as practicable.

The Agreement and Plan of Merger, as amended, provides that all trustees and directors (and comparable managers, officers and other personnel requested by Centro) of the Company and each Company subsidiary will resign effective upon the consummation of the mergers. Louis P. Meshon, Sr. and Carl E. Kraus are each expected to leave their current positions following the completion of the Proposed Merger. The severance payments that will be paid to each of them upon their termination of employment under their employment agreements, as amended, excluding payments for share options and restricted shares, will be $1,440,746 and $782,075, respectively. Mr. Meshon will be entitled to receive a change in control payment as described above at the effective time of the merger, because Kramont's change in control is deemed to be "good reason" for him to terminate employment. Mr. Kraus also will be entitled to receive a change in control payment as described above since he will not be offered a position of employment by Centro Watt following the merger. Subsequent to the merger, Mr. Kraus is expected to be retained by Centro Watt as a consultant for six months on terms still to be negotiated.

The severance payments which would be payable to each of George S. Demuth and Etta M. Strehle (if the applicable conditions were met) under these employment agreements, as amended, excluding payments for share options and restricted shares, would be $649,503 and $328,880, respectively.

TRUSTEES' COMPENSATION

Each non-employee trustee of the Company receives an annual fee of $18,000 and a fee of $1,000 for each Board of Trustees meeting attended, and each trustee is entitled to $1,000 for each separate committee meeting attended, except the Chairman of the Audit Committee is entitled to $2,000 for each separate committee meeting attended. Employees of the Company who are also trustees are not paid any trustees' fees. In addition, the Company reimburses the trustees for travel expenses incurred in connection with their activities on behalf of the Company. In addition, the Board has approved the annual issuance to each non-employee trustee of options to purchase 5,000 Common Shares. On June 25, 2004, the Board approved the issuance of 1,000 restricted shares of beneficial interest in lieu of the options to Messrs. Gerber, Levy, Schneider, Shapiro and Shulman.

EXECUTIVE COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

As discussed above, the Board has established an Executive Compensation Committee. The Executive Compensation Committee consists of Messrs. Gerber, Korman, Shapiro and Shulman. None of the members of the Executive Compensation Committee are or have been employees of the Company. During a portion of the fiscal year ended December 31, 2003, Mr. Levy was also a member of the Executive Compensation Committee. The information regarding Mr. Levy under Item 13, "Certain Relationships and Related Transactions" is hereby incorporated by reference into this section. To the Company's knowledge, there were no other interrelationships involving the trustees of the Company and compensation decisions requiring disclosure in this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the common shares within the meaning of Rule 13d-3(d)(1) under the Exchange Act, by each person or group of affiliated persons known by Kramont to own beneficially more than 5% of the outstanding common shares, each trustee, and each Named Executive, and all trustees, and executive officers as a group of ten, calculated as of March 1, 2005. George S. Demuth and Etta M. Strehle each hold certain options to purchase common shares that are not currently exercisable within 60 days of March 1, 2005, but will immediately vest and become exercisable upon the occurrence of the Proposed Merger. These unvested options are not reflected in the chart below but are separately disclosed in the applicable footnote. No trustee, or Named Executive beneficially owns any outstanding Series B-1 or Series E preferred shares nor is there any person or group of affiliated persons known by Kramont that beneficially owns more than 5% of the outstanding Series B-1 preferred shares. Except as otherwise noted, each person or entity named in the table has sole voting and investment power with respect to all of the common shares shown as beneficially owned by such person or entity.

Name and Address of Beneficial Owner(1)         Amount Beneficially Owned       Percent of Class(2)
---------------------------------------         -------------------------       -------------------
Louis P. Meshon, Sr.                                     918,395(3)                    3.7%

George S. Demuth                                          40,445(4)                      *

Carl E. Kraus                                             47,243(5)                      *

Etta M. Strehle                                           22,756(6)                      *

Bernard J. Korman                                         38,386(7)                      *

H. Irwin Levy                                            755,277(8)                    3.1%

Milton S. Schneider                                      116,957(9)                      *

E. Donald Shapiro                                         39,271                         *

Alan L. Shulman                                          110,014(10)                     *

Laurence Gerber                                           11,000                         *

Name and Address of Beneficial Owner(1)         Amount Beneficially Owned       Percent of Class(2)
---------------------------------------         -------------------------       -------------------
Cohen & Steers Capital Management, Inc.              3,517,200(11)                     14.5%

All trustees and named executives as a group         2,099,744(12)                      8.3%
(ten persons)

            *     Indicates beneficial ownership of less than 1%.

(1) Unless otherwise indicated, the address for each individual is 580 W. Germantown Pike, Suite 200, Plymouth Meeting, PA 19462-1305.

(2) Calculated based on 24,214,740 common shares outstanding and assuming, with respect to each of the individuals listed above, the exercise of all options to purchase common shares, or the redemption and conversion of Kramont OP common units held by such individual currently exercisable or redeemable and convertible, or exercisable or redeemable and convertible within 60 days of March 1, 2005.

(3) Includes (a) options to purchase 68,395 common shares originally granted to him under the Kramont Realty Executive Officer Stock Option Plan, (b) 673,255 Kramont OP common units, of which 89,909 Kramont OP common units are jointly owned with Mr. Meshon's wife and 2,714 Kramont OP common units are owned by a company controlled by Mr. Meshon and (c) 75,000 restricted shares sold to him at the time of the June 16, 2000 merger. Mr. Meshon disclaims that Kramont OP common units are derivative securities of Kramont.

(4) Includes (a) options to purchase 7,500 common shares granted to him under the Employee Plan and (b) options to purchase 1,000 common shares granted to him under the Kramont 2000 Incentive Plan. Excludes options to purchase 1,000 common shares granted to him under the Kramont 2000 Incentive Plan that will fully vest upon the consummation of the Proposed Merger.

(5) Includes options to purchase 25,000 common shares granted to him under the Kramont 2000 Incentive Plan.

(6) Includes options to purchase 8,200 common shares granted to her under the Kramont Realty Trust 1997 Stock Option Plan. Excludes options to purchase 700 common shares granted to her under the Kramont 2000 Incentive Plan that will fully vest upon the consummation of the Proposed Merger.

(7) Includes (a) options to purchase 4,500 common shares granted to him under Kranzco's 1995 Incentive Plan, (b) 15,000 common shares granted to him under the Kramont 2000 Incentive Plan and (c) 3,900 common shares owned by his spouse.

(8) Includes (a) 101,292 common shares owned by a corporation controlled by Mr. Levy, (b) 78,149 Kramont OP common units and (c) 5,000 options granted to him under the Kramont 2000 Incentive Plan. Excludes 209,700 common shares owned by Mr. Levy's spouse, for which Mr. Levy disclaims beneficial ownership. Mr. Levy disclaims that Kramont OP common units are derivative securities of Kramont.

(9) Includes (a) options to purchase 5,000 common shares granted under the Kramont Realty Trust Non-Employee Director 1998 Stock Option Plan, (b) 15,000 options granted under the Kramont 2000 Incentive Plan and (c) 20,957 Kramont OP common units. Excludes 34,013 Kramont OP common units owned by Mr. Schneider's spouse, for which Mr. Schneider disclaims beneficial ownership. Mr. Schneider disclaims that OP units are derivative securities of Kramont.

(10) Includes (a) options to purchase 5,000 common shares granted to him under the Kramont 2000 Incentive Plan, (b) 35,381 common shares held by him as a trustee over which he maintains voting and investment power (but for which he disclaims beneficial ownership) and (c) 7,953 common shares held by his spouse (for which he disclaims beneficial ownership).

(11) The foregoing is based solely upon a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2005. The address for this beneficial owner is 757 Third Avenue, New York, NY 10017.

(12) Includes options to purchase the aggregate of 151,261 common shares which are exercisable within sixty (60) days of March 1, 2005.

The information required by this Item 12 with respect to the securities authorized for issuance under equity compensation plans is incorporated by reference from the section captioned "Securities Authorized for Issuance Under Equity Compensation Plans" in Item 5, "Market for Registrant's Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

H. Irwin Levy

In 1981, CV Reit sold the recreation facilities at the Century Village in Boca Raton to Mr. Levy, a Trustee, for $18 million, subject to a lease to a corporation currently owned by Mr. Levy. (The annual net rental to Mr. Levy on that lease is $2.2 million.) At closing, Mr. Levy issued a 30-year non-recourse promissory note to CV Reit in the principal amount of $12.5 million which bears interest at 13.25% per annum. On June 15, 2004, the Company sold the mortgage note which had an outstanding balance of $8.2 million to Bank of America for $10.4 million, recognizing the premium received in the amount of $2.2 million. During each of 2004, 2003, and 2002, the Company recognized $508,000, $1.2 million, and $1.2 million, respectively, in interest income on this note

Since 1990, companies owned by Mr. Levy and/or certain members of his family have leased, managed and operated the recreation facilities at the Century Villages in West Palm Beach, Deerfield Beach, and Boca Raton, which are collateral for certain notes held by the Company with an outstanding balance of $20.7 million at December 31, 2004. During 2003 and 2002, the Company leased approximately 4,600 square feet of office space to those companies and other companies controlled by Mr. Levy on a month-to-month basis and received approximately $35,000 and $55,000, respectively, for payment of rent, utilities and operating expenses. On September 2, 2003, the office building containing the leased space was sold.

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

Louis P. Meshon, Sr. and Patricia Meshon, his wife, in the aggregate, own 99% of the voting stock (a 5% equity interest) in Drexel Realty, Inc. ("Drexel"), the management company in which Montgomery CV Realty L.P. owns 1% of the voting stock and 100% of the non-voting stock (a 95% equity interest). In 2004, 2003, and 2002 Drexel did not make any payments to Mr. Meshon.

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

In 2004, 2003, and 2002, the owners of these properties paid Drexel $288,100, $259,300, and $279,500, respectively, for management and leasing services.

Under the Proposed Merger, prior to the effective time of the merger, in exchange for certain interests in (i) Drexel, held by Louis P. Meshon, Sr., and his spouse, and (ii) CV Partner Holdings, L.P., a subsidiary of Kramont, held by Mr. Meshon, Mr. Meshon will receive certain rights held by Royce Realty, Inc., a wholly owned subsidiary of Drexel, to use of the assumed name (doing business as) "Montgomery Realty Company" in New Jersey and Pennsylvania, and Kramont will enter into an agreement of indemnity in favor of Mr. Meshon relating to certain mortgage and environmental guarantees of Mr. Meshon with respect to Mount Carmel Plaza Associates, L.P., a subsidiary of Kramont.

Milton S. Schneider

Mr. Milton S. Schneider, a Trustee, is the Chief Executive Officer of The Glenville Group ("Glenville"), a company involved in the development, ownership, and management of commercial and residential properties. The Company leases approximately 2,300 square feet of office space to Glenville in accordance with a five-year lease effective June 1, 1999 and expiring on May 31, 2004. Since June 1, 2004, Glenville has been on a month-to-month lease. During 2004, 2003, and 2002 The Glenville Group paid the Company approximately $67,300, $57,900, and $58,100, respectively, for payment of rent, electric and other operating expenses.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal years ended December 31, 2004 and 2003, BDO Seidman, LLP provided various audit and non-audit services to the Company. Set forth below are the aggregate fees billed for these services:

(a) Audit Fees: Aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2004 and 2003, for reviews of the financial statements included in the Company's quarterly reports on Form 10-Q, and for other services provided in connection with statutory and regulatory filings for those fiscal years:
$297,600 and $133,500, respectively.

(b) Audit-Related Fees: There were no fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements, and not reported under the heading "Audit Fees" above (primarily related to SEC compliance reviews and consulting), for the fiscal years ended December 31, 2004 and 2003.

(c) Tax Fees: There were no fees billed for professional services rendered for tax compliance, tax advice and tax planning, for the fiscal years ended December 31, 2004 and 2003.

(d) All Other Fees: Aggregate fees for services rendered for the audit of the Company's 401(k) plan and for services provided with respect to Company acquisition activities for the fiscal years ended December 1 2004 and 2003:
$16,200 and $7,000, respectively

Pre-Approval Policies and Procedures.

The Audit Committee pre-approves all audit and permissible non-audit services. The Audit Committee has authorized each of its members to pre-approve audit, audit-related, tax and non-audit services, provided that such approved service is reviewed with the full Audit Committee at its next meeting.

As early as practicable in each fiscal year, BDO Seidman, LLP provides to the Audit Committee a schedule of the audit and other services that they expect to provide or may provide during the year. The schedule is specific as to the nature of the proposed services, the proposed fees, and other details that the Audit Committee may request. The Audit Committee by resolution authorizes or declines the proposed services. Upon approval, this schedule serves as the budget for fees by specific activity or service for the year.

A schedule of additional services proposed to be provided by BDO Seidman, LLP or proposed revisions to services already approved, along with associated proposed fees, may be presented to the Audit Committee for their consideration and approval at any time. The schedule is required to be specific as to the nature of the proposed service, the proposed fee, and other details that the Audit Committee may request. The Audit Committee intends by resolution to authorize or decline authorization for each proposed new service.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

   (1)   List of Consolidated Financial Statements:

         Report of Independent Certified Public Accountants

         Consolidated Balance Sheets - December 31, 2004 and 2003

         Consolidated Statements of Income - Years Ended December 31, 2004, 2003, and 2002

         Consolidated Statements of Other Comprehensive Income - Years Ended December 31, 2004, 2003, and 2002

         Consolidated Statements of Beneficiaries' Equity - Years Ended December 31, 2004, 2003, and 2002

         Consolidated Statements of Cash Flows - Years Ended December 31, 2004, 2003, and 2002

         Notes to Consolidated Financial Statements

   (2)   List of Consolidated Financial Statements Schedules:

         Schedule III - Real Estate and Accumulated Depreciation

         Schedule IV - Mortgage Loans on Real Estate

   (3) The following exhibits are filed as part of, or incorporated by reference into, this report:

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

2.3       Amended and Restated Agreement and Plan of Merger by and among Centro
          Watt America III, L.P., Centro Watt America III OP, LLC, CWAR OP
          Merger Sub, LLC, CWAR OP Merger Sub II, LLC, CWAR OP Merger Sub III
          Trust, Centro Properties Limited, Centro Property Trust, Kramont
          Realty Trust, Kramont Operating Partnership, L.P., and Montgomery CV
          Realty L.P., dated as of January 27, 2005 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed
          January 28, 2005)

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

10.41*    Kranzco Realty Trust 1992 Employees Share Option Plan, as amended.
          (Incorporated by reference to Exhibit 10.10 of Kranzco's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

10.42*    Kranzco Realty Trust 1992 Trustees Share Option Plan, as amended.
          (Incorporated by reference to Exhibit 10.11 of Kranzco's Annual Report on Form 10-K for the fiscal year ended December 31,1992.)

10.43* Kranzco Realty Trust 1995 Incentive Plan. (Incorporated by reference to Exhibit 4.4 of Kranzco's Registration Statement on Form S-8 No.
          33-94294.)

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

10.70* Kramont Realty Trust 2000 Incentive Plan. (Incorporated by reference from Appendix F to the Joint Proxy Statement/Prospectus contained in the Company's Registration Statement on Form S-4 filed with the Commission on April 10, 2000 (File No. 333-34482)).

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

10.74A* Termination Agreement between the Company and Norman M. Kranzdorf dated as of July 14, 2003. (Incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K, filed with the Commission on July 14, 2003.)

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

10.77* Employment Agreement between the Company and George S. Demuth dated as of June 16, 2000. (Incorporated by reference to Exhibit 10.77 to the Company's Annual Report on Form 10-K for the fiscal year ended
          December 31, 2002.)

10.78* Employment Agreement between the Company and Etta M. Strehle dated as of June 16, 2000. (Incorporated by reference to Exhibit 10.78 to the Company's Annual Report on Form 10-K for the fiscal year ended
          December 31, 2002.)

10.79* Employment Agreement between the Company and Carl. E. Kraus dated as of March 21, 2002. (Incorporated by reference to Exhibit 10.79 to the Company's Annual Report on Form 10-K for the fiscal year ended
          December 31, 2002.)

10.80 $190,000,000 Mortgage Loan Application dated October 22, 2002 by and between Kramont Operating Partnership, L.P., as applicant, and Metropolitan Life Insurance Company, as lender. (Incorporated by reference to Exhibit 10.80 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

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

10.82     $190,000,000 Mortgage Loan Agreement dated June 16, 2003 between the
          Company and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.82 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.83*    Kramont Realty Trust Executive Officer Stock Option Plan (Formerly the
          Montgomery CV Trust Executive Officer Stock Option Plan) (incorporated by reference to Exhibit 10.83 to the Company's Annual Report on Form
          10-K for the fiscal year ended December 31, 2003).

10.84*    Kramont Realty Trust 1997 Stock Option Plan (Formerly the Drexel
          Realty Inc. 1997 Stock Option Plan) (incorporated by reference to
          Exhibit 10.84 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.85*    Kramont Realty Trust Non-Employee Director 1998 Stock Option Plan
          (Formerly the CV Reit, Inc. Non-Employee Director 1998 Stock Option
          Plan) (incorporated by reference to Exhibit 10.85 to the Company's
          Annual Report on Form 10-K for the fiscal year ended December 31,
          2003).

10.86*    Second Amendment to Employment Agreement between the Company and Carl.
          E. Kraus dated as of July 1, 2003 (incorporated by reference to Exhibit 10.86 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.87*    Second Amendment to Employment Agreement between the Company and
          George S. Demuth dated as of July 1, 2003 (incorporated by reference to Exhibit 10.87 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.88*    Third Amendment to Employment Agreement between the Company and Etta
          M. Strehle dated as of July 1, 2003 (incorporated by reference to Exhibit 10.88 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).


10.89 Assignment of Mortgage and Loan Documents, dated June 15, 2004, by and between Recreation Mortgages, L.P., a Delaware limited partnership, as assignor, and Bank of America, N.A., as assignee (incorporated by reference to Exhibit 10.89 to the Company's Quarterly Report on Form
          10-Q for the quarter ended June 30, 2004).

10.90     Promissory Note for $14,500,000, dated June 15, 2004, by and between
          Recreation Mortgages, L.P., a Delaware limited partnership, as borrower, Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.90 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.91 Secured Revolving Credit Loan Agreement dated July 19, 2004 by and between KR Livonia LLC, Plymouth Plaza Associates, L.P., and 550 West
          Germantown Pike LLC, as borrowers and Wachovia Bank National
          Association, as lender (incorporated by reference to Exhibit 10.91 to the Company's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 2004, as amended).

10.92 Fourth Amendment to Loan Agreement dated September 30, 2004 by and between Kramont Operating Partnership, L.P., as borrower and Fleet
          National Bank, as lender (incorporated by reference to Exhibit 99.2 of the Company's Form 8-K filed October 7, 2004)

10.93     $20,000,000 Swingline Note dated September 30, 2004 by and between
          Kramont Operating Partnership, L.P., as borrower and Fleet National
          Bank, as lender (incorporated by reference to Exhibit 99.3 of the Company's Form 8-K filed October 7, 2004).

10.94*    First Amendment to Employment Agreement between the Company and Louis
          P. Meshon, Sr. dated July 1, 2004 (incorporated by reference to
          Exhibit 10.94 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as amended)

10.95*    Second Amendment to Employment Agreement between the Company and Louis
          P. Meshon, Sr. dated December 18, 2004 (incorporated by reference to
          Exhibit 99.1 to the Company's Current Report on Form 8-K filed
          December 23, 2004)

10.96*    First Amendment to Employment Agreement between the Company and Carl
          E. Kraus dated July 1, 2002 (incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K filed December 23, 2004)

10.97     Third Amendment to Employment Agreement between the Company and Carl.
          E. Kraus dated December 20, 2004 (incorporated by reference to Exhibit
          99.6 to the Company's Current Report on Form 8-K filed December 23,
          2004)

10.98*    First Amendment to Employment Agreement between the Company and George
          Demuth dated July 1, 2002 (Incorporated by reference to Exhibit 10.77 to the Company's Annual Report on Form 10-K for the fiscal year ended
          December 31, 2002.)

10.99     Third Amendment to Employment Agreement between the Company and George
          S. Demuth dated December 20, 2004 (incorporated by reference to
          Exhibit 99.2 to the Company's Current Report on Form 8-K filed
          December 23, 2004)

10.100*   First Amendment to Employment Agreement between the Company and Etta
          Strehle dated July 1, 2001 (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed December 23, 2004)

10.101*   Second Amendment to Employment Agreement between the Company and Etta
          Strehle dated July 1, 2002 (Incorporated by reference to Exhibit 10.78 to the Company's Annual Report on Form 10-K for the fiscal year ended
          December 31, 2002.)

10.102    Fourth Amendment to Employment Agreement between the Company and Etta
          M. Strehle dated December 20, 2004 (incorporated by reference to
          Exhibit 99.4 to the Company's Current Report on Form 8-K filed
          December 23, 2004)

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

                          KRAMONT REALTY TRUST

 March 15, 2005           /s/ Louis P. Meshon, Sr.
                          By:__________________________________
                          Louis P. Meshon, Sr., President and Chief
                            Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 15, 2005            /s/ H. Irwin Levy
                          ---------------------------------
                          H. Irwin Levy,Chairman of the Board and
                          Trustee

March 15, 2005            /s/ Louis P. Meshon, Sr.
                          ---------------------------------
                          Louis P. Meshon, Sr., President, Chief Executive
                          Officer and Trustee (principal executive officer)

March 15, 2005            /s/ Carl E. Kraus
                          ---------------------------------
                          Carl E. Kraus, Chief Financial Officer, Chief
                          Investment Officer, and Treasurer (principal financial
                          officer)

March 15, 2005            /s/ George S. Demuth
                          ---------------------------------
                          George S. Demuth, Chief Operating Officer and
                          Executive Vice President

March 15, 2005            /s/ Etta M. Strehle
                          ---------------------------------
                          Etta M. Strehle, Chief Accounting Officer

March 15, 2005            /s/ Bernard J. Korman
                          ---------------------------------
                          Bernard J. Korman, Trustee

March 15, 2005            /s/ Laurence Gerber
                          ---------------------------------
                          Laurence Gerber, Trustee

March 15, 2005            /s/ Milton S. Schneider
                          --------------------------------
                          Milton S. Schneider, Trustee

March 15, 2005            /s/ E. Donald Shapiro
                          --------------------------------
                          E.Donald Shapiro, Trustee

March 15, 2005            /s/ Alan L. Shulman
                          --------------------------------
                          Alan L. Shulman, Trustee